Form 10-Q
period 1996-03-31
BEAL FINANCIAL CORP
filed 1996-05-15
CIK 946482

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC   20549
                       ________________________________

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1996

                                     0R

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _______________ to __________________

                           COMMISSION FILE NUMBER 33-93312

                             BEAL FINANCIAL CORPORATION
               (Exact name of registrant as specified in its charter)

                    TEXAS                                  75-2583551
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
                or organization)                             Number)

SUITE 300, LB66, 15770 NORTH DALLAS PARKWAY, DALLAS, TEXAS                 75248
          (Address of principal executive offices)                    (ZIP code)

Registrant's telephone number, including area code:   (214) 404-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes [X]     No [ ]

     As of March 31, 1996, there were 300,000 shares of the Registrant's common stock issued and outstanding.

                             BEAL FINANCIAL CORPORATION


                                       INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I.   FINANCIAL INFORMATION

          Item 1.  -  Financial Statements . . . . . . . . . . . . . . . .   1

          Item 2.  -  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations. . . . . . . . .   2

PART II.  OTHER INFORMATION

          SIGNATURES

                         BEAL FINANCIAL CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE DATA)

                                              MARCH 31,
                                                1996          JUNE 30,
                                            (UNAUDITED)         1995
                                            -----------      ----------
ASSETS

  Cash                                      $      253       $      463
  Interest bearing deposits                     28,886           31,044
                                            ----------       ----------
    Cash and cash equivalents                   29,139           31,507

  Accrued interest receivable                   13,608            6,306
  Securities available for sale                194,169           40,714

  Net loans receivable                         929,818          498,439
      Less allowance for losses                (10,101)          (6,137)
                                            ----------       ----------
                                               919,717          492,302
  Loans held for sale                                -              866
  Federal Home Loan Bank stock                   6,152            7,475
  Real estate held for investment or sale       66,989           41,212
  Premises and equipment                         6,811            7,324
  Prepaid expenses and other assets             12,970            5,160
                                            ----------       ----------

                                            $1,249,555       $  632,866
                                            ----------       ----------
                                            ----------       ----------

LIABILITIES
  Deposit accounts                          $1,003,999       $  458,165
  Federal Home Loan Bank advances               70,000          111,000
  Senior notes, net                             57,031                -
  Other borrowings                              21,521            4,898
  Other liabilities                             18,593            6,403
                                            ----------       ----------

    Total Liabilities                        1,171,144          580,466

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, par value $1 per share
       authorized                375,000
       issued and outstanding    300,000           300            2,400
  Paid-In capital                                2,740              640
  Unrealized loss on available for
    securities, net of tax benefit                (335)               -
  Retained earnings                             75,706           49,360
                                            ----------       ----------

    Total Stockholders' Equity                  78,411           52,400
                                            ----------       ----------

                                            $1,249,555       $  632,866
                                            ----------       ----------
                                            ----------       ----------



                See notes to consolidated financial statements

                          BEAL FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                               (IN THOUSANDS)

                                          THREE MONTHS ENDED      NINE MONTHS ENDED
                                               MARCH 31,                MARCH 31,
                                          -------------------     ------------------
                                            1996        1995        1996       1995
                                          -------     -------     -------    -------
Interest Income:
  Loans, including fees                   $31,216     $11,738     $63,830    $29,458
  Purchased discount accretion             11,147       3,829      27,579     12,407
  Investment securities                     3,085       1,088       5,700      1,769

       Total interest income               45,448      16,655      97,109     43,634

Interest expense:
  Deposits                                 14,363       3,598      32,608      8,396
  Federal Home Loan Bank
   advances and other borrowing               669       2,417       2,528      5,064
  Senior notes, net                         1,982           -       4,929          -
                                          -------     -------     -------    -------

       Total interest expense              17,014       6,015      40,065     13,460

        Net interest income before
          provision for loan losses        28,434      10,640      57,044     30,174

Provision for loan losses                     927       1,797       6,862      4,072

        Net interest income after
          provision for loan losses        27,507       8,843      50,182     26,102

Non interest income
  Gain on sale of loans                     1,385       2,725       5,398      6,570
  Gain on sale of real estate                 254         324       2,980      3,753
  Gain on foreclosed assets                   780           -         780          -
  Other real estate operations, net           264        (245)        694       (238)
  Other operating income                      136          80         217        242
                                          -------     -------     -------    -------

       Total non interest Income            2,819       2,884      10,069     10,327

Non interest expense
  Salaries and employee benefits            1,910       1,216       6,223      3,584
  Occupancy and equipment                     564         209       1,480        566
  SAIF deposit insurance premium              330         134         771        337
  Loss on sales of mortgage backed              -           -           -         10
  Other operating expenses                  1,828       1,604       6,677      3,990
                                          -------     -------     -------    -------

       Total non interest expenses          4,632       3,163      15,151      8,487
                                          -------     -------     -------    -------

       Income before income taxes          25,694       8,564      45,100     27,942

  Income Taxes                              9,205       3,380      16,229     10,387
                                          -------     -------     -------    -------

         Net Income                       $16,489     $ 5,184     $28,871    $17,555
                                          -------     -------     -------    -------
                                          -------     -------     -------    -------




                     See notes to consolidated financial statements

                          BEAL FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  UNAUDITED
                               (in thousands)

                                                                                         NINE MONTHS
                                                                                        ENDED MARCH 31,
                                                                                   -----------------------
                                                                                       1996         1995
                                                                                   ----------    ----------
Operating activities
   Net income                                                                      $   28,871    $   17,553
Adjustments to reconcile net income to net cash
   provided by operating activities
      Depreciation and amortization                                                     1,187           383
      Accretion of purchased discount                                                 (27,579)      (12,407)
      Capitalized interest on real estate investments                                    (482)           -
      Amortization of bond premium and underwriting costs                                 336            -
      Provision for loan losses                                                         6,862         4,072
      Gain on sales of real estate                                                     (3,760)       (3,820)
      Gain on sales of loans                                                           (5,398)       (5,793)
      Gain on sales of investment securities-available                                      0          (788)
Changes in operating assets and liabilities
      Accrued interest receivable                                                      (7,593)       (2,554)
      Prepaid expenses and other assets                                                (4,502)       (5,563)
      Accrued interest payable-bonds                                                      916            -
      Other liabilities and accrued expenses                                           11,922        (2,114)
                                                                                   ----------    ----------
               Net cash provided by (used in)
                 operating activities                                                     780       (11,031)

Investing activities
   Proceeds from sales and principal collections of
      investment securities-available for sale                                          6,910        41,373
   Proceeds from sale of Federal Home Loan Bank stock                                   4,500         1,750
   Proceeds from sales of loans                                                         9,992        49,218
   Proceeds from sales of real estate                                                   8,229         7,638
   Purchase of investment securities-available for sale                              (154,630)      (40,585)
   Purchase of Federal Home Loan Bank stock                                            (3,177)       (8,615)
   Purchase of other investments                                                       (6,300)            0
   Purchases of loans and bid deposits on loan purchases                             (516,024)     (280,162)
   Purchases of real estate held for investment or sale                               (17,118)      (18,949)
   Loan originations and advances, less loan collections                               92,088        40,948
   Purchases of property and equipment                                                 (1,070)       (1,303)
                                                                                   ----------    ----------
               Net cash used in
                 investing activities                                                (576,600)     (208,687)


Financing activities
   Net increase in deposit accounts                                                   545,863       122,835
   Net increase (decrease) in long-term debt                                           14,123          (330)
   Net change in advances from the Federal Home Loan                                  (41,000)      103,000
   Proceeds from bond issue, net                                                       54,491             0
   Cash dividends paid                                                                    (25)            0
                                                                                   ----------    ----------
               Net cash provided by
                 financing activities                                                 573,452       225,505
                                                                                   ----------    ----------
               Increase (decrease) in cash and
                 cash equivalents                                                      (2,368)        5,787

Cash and cash equivalents at beginning of period                                       31,507         5,040
                                                                                   ----------    ----------
Cash and cash equivalents at end of period                                         $   29,139    $   10,827
                                                                                   ----------    ----------
                                                                                   ----------    ----------
Supplemental disclosure of cash flow information
   Cash paid during the period for
      Interest                                                                     $   35,254    $   13,319
      Income taxes                                                                     11,659        11,640

Supplemental disclosure of noncash investing and financing activities
      Real estate acquired in foreclosure or in settlement of loans                $   13,147    $    4,125
      Assumption of majority stockholder's debt related to initial public offering      2,500             0

                See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A--FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Rule 10-1 of Regulation S-X. The financial statements for the three months ended March 31, 1996 and 1995, and the nine months ended March 31, 1996 and 1995 are unaudited and, in the opinion of management, include all adjustments necessary (which consist of only normal recurring adjustments) for a fair presentation of the financial position and results of operations for the interim periods. The results of operations for the three and nine month periods are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements as of and for the year ended June 30, 1995 and footnotes thereto included in the Beal Financial Corporation's ("BFC" or "Corporation") registration statement filed with the Securities and Exchange Commission on October 6, 1995.

NOTE B--INITIAL PUBLIC SENIOR NOTE OFFERING

On April 5, 1995, the Corporation filed an application with the Office of Thrift Supervision for approval to acquire, indirectly, 100% of the outstanding common stock of Beal Bank, SSB ("Bank") issued to the Bank's current shareholders. The application was approved on June 29, 1995. In connection with the acquisition of the Bank's common stock, the Corporation assumed related indebtedness of $2.5 million from the majority stockholder. This amount has been reflected in stockholder's equity as a charge to retained earnings.

In July, 1995, the Corporation filed a registration statement with the Securities and Exchange Commission relating to its initial public senior note offering, pursuant to which, in August 1995, Senior Notes ("Senior Notes" or "Notes") with an interest rate of 12.75%, payable semi-annually, due August 15, 2000, were issued in the amount of $57.5 million. At the option of the Corporation, the Notes may be redeemed, at any time on or after August 15, 1996, in whole or in part, at redemption prices starting at 115% of principal on August 15, 1996 thereafter declining until maturity of the Notes. The Senior Notes were issued at a discount of $.5 million. The discount is being accreted over the life of the Notes.

NOTE C--IMPAIRED LOANS

The Bank adopted SFAS 114 "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118 Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure, as of July 1, 1995. SFAS No. 114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loans is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. On collateral dependent loans, the Bank has adopted a policy which requires measurement of an impaired loan based on the fair value of the collateral. Other loan impairments will be measured on the present value of expected future cash flows or the loan's observable market price.


                                -CONTINUED-

NOTE C--IMPAIRED LOANS CONTINUED


The Bank had previously measured the allowance for credit losses using methods similar to those prescribed in SFAS No. 114. As a result of adopting these statements, no additional allowance for loan losses was required as of July 1, 1995. At March 31, 1996, all significant impaired loans have been determined to be collateral dependent and have been measured utilizing the fair value of the collateral.

As of March 31, 1996, the Bank's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 are as follows:

                                                RECORDED       VALUATION
                                                INVESTMENT     ALLOWANCE
                                                ----------     ---------
  Impaired loans-valuation allowance required    $25,124         $1,913
  No valuation allowance required                 80,973              -
                                                ----------     ---------
  Total impaired loans                           106,097         $1,913
                                                ----------     ---------
                                                ----------     ---------

This valuation allowance is included in the allowance for loan losses on the balance

The average recorded investment in impaired loans for the nine month period ended March 31, 1996 was $93,587. The Bank had $151,899 in non performing assets at March 31, 1996, of which $106,097 represented recorded investments in impaired loans.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     WHEN USED IN THIS FORM 10-Q, THE WORDS "BELIEVES", "ANTICIPATES", "EXPECTS", AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE CORPORATION UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO FORWARD LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

FINANCIAL CONDITION

     Total assets increased $616.7 million or 97.4%, from $632.9 million at June 30, 1995 to $1.2 billion at March 31, 1996. The increase resulted primarily from an increase in net loans receivable of $431.4 million and an increase in securities available for sale of $153.5 million. The increase in net loans receivable was due primarily to the Corporation being the successful bidder on loan pools sold by various U.S. governmental agencies. The increase in securities available for sale resulted from the purchase of mortgage backed securities. In addition, real estate held for investment or sale increased $25.8 million or 62.6%, from $41.2 million at June 30, 1995 to $67.0 million at March 31, 1996. The increase was primarily due to the increased investment to complete construction on three multi-family apartment projects which were allocated low-income housing tax credits by the State of Texas.

     Prepaid expenses and other assets increased $7.8 million. This increase was primarily due to an increase of $2.8 million in underwriting and other capitalized expenses related to the Senior Notes; a receivable of $2.0 million due from the Department of Housing and Urban Development ("HUD") relating to a recent loan purchase transaction with HUD and a receivable of $1.7 million from the FDIC and others relating to loan purchases outstanding at March 31, 1996. Cash and cash equivalents also decreased $2.4 million from $31.5 million at June 30, 1995 to $ 29.1 million at March 31, 1996.

     Total liabilities increased $590.7 million, or 101.8% from $580.5 million at June 30, 1995 to $1.2 billion at March 31, 1996, primarily due to the issuance of the Senior Notes and increases in deposits, partially offset by a decline in Federal Home Loan Bank ("FHLB") advances. Savings deposits increased $545.8 million, or 119.1%, from $458.2 million at June 30, 1995 to $1.0 billion at March 31, 1996. Of the $545.8 million net increase in savings deposits, $215.7 million were generated by the sale of certificates of deposits through various brokers and $190.8 million was due to deposits generated at the Bank's branch located in Houston, Texas, which opened in April 1995. Advances from the FHLB decreased by $41.0 million due to the increase in deposits and the proceeds of the Corporation's Senior Notes offering.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND 1995

     NET INCOME. For the nine months ended March 31, 1996, net income increased $11.3 million, or 64.5% from the nine months ended March 31, 1995. As discussed in more detail below, the $26.9 million increase in net interest income was offset by a decrease in non-interest income of $258,000, an increase in the provision for loan losses of $2.8 million, an increase in non-interest expense of $6.7 million and an increase in income taxes of $5.8 million.

     INTEREST INCOME. Interest income increased $53.5 million, or 122.6%, from $43.6 million at March 31, 1995 to $97.1 million at March 31, 1996. Of the total increase in interest income, $34.4 million was due to an increase in interest income on loans receivable, $15.2 million was due to an increase in the discount accretion and $3.9 million was due to an increase in interest on investment securities. The increases in both the interest income on loans receivable and discount accretion were primarily due to the increase in discounted loans purchased and to a lesser extent, increased loan originations.

     INTEREST EXPENSE. Interest expense increased $26.6 million, or 197.7%, from $13.5 million at March 31, 1995 to $40.1 million at March 31, 1996. Of the total increase in interest expense, $21.7 million was due to an increase in the average balance of interest-bearing liabilities, and $4.9 million was due to interest expense on the Senior Notes. The increase in average interest-bearing liabilities was due to an increase in the average balance of deposits of $504 million which was partially offset by the decline in the average balance of FHLB advances of $81.7 million.

     PROVISION FOR LOAN LOSSES. The provision for loan losses is determined by management as an amount sufficient to maintain the allowance for loan losses at a level considered adequate to absorb future losses inherent in the loan portfolio in accordance with generally accepted accounting principles. The provision for loan losses increased $2.8 million, or 68.5% for the nine months ended March 31, 1996 as compared to the same period last year. The majority of this increase was the result of an increase in the outstanding balance of loans receivable, however, $1.1 million was the result of an increase in a specific reserve for an impaired loan.

     The Corporation establishes an allowance for loan losses based upon a systematic analysis of risk factors in the loan portfolio as well as a specific analysis of certain impaired loans. This analysis includes an evaluation of the corporation's loan portfolio, past loan loss experience, current economic conditions, loan volume and growth, composition of the loan portfolio and other relevant factors. Management's analysis results in the establishment of allowance amounts by loan type based on allocations by asset classification.
The allowance for loan losses as a percentage of net non-performing loans was
7.51 % at March 31, 1996 as compared to 17.1 % at June 30, 1995. The primary reason for the decline in this ratio was due to the purchase of $132.6 million, (net) of multi-family non-performing loans. Management believes that the underlying collateral value is sufficient to cover the Bank's basis in these loans.

     Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Corporation's allowance will be the result of periodic loan, property and collateral reviews and thus cannot be predicted with absolute certainty in advance. In addition, regulatory agencies, as an integral part of the examination process, periodically review the Corporation's allowance for loan losses. Such agencies may require the Corporation to recognize additions to the allowance level based upon their judgment of the information available to them at the time of their examination.

     NON-INTEREST INCOME. Total non-interest income decreased $258,000, or 2.5% to $10.1 million at March 31, 1996 from $10.3 million at March 31, 1995. This decrease was primarily due to a decrease in the income attributable to the sale of loans of $1.2 million and a decrease in the gain on the sale of real estate of $773,000, offset by an increase in gain on foreclosed assets of $780,000 and an increase of $932,000 in other real estate operations, net. Other real estate operations income, net, increased primarily due to an increase of $683,000 in real estate investment income. During the nine month period ending March 31, 1996, the Corporation increased its earnings on real estate investments primarily due to the operations of two office buildings and three low income multi-family housing developments. The increase of $780,000 in gain on foreclosed assets was primarily due to an increase in foreclosures which are recorded at their fair value at the date of repossession.

     During the three month period ended March 31, 1996, the Corporation discontinued the home improvement loan origination operations of Beal Acceptance Corporation, a wholly owned subsidiary of the Bank. The Corporation does not anticipate a material effect on operations as a result of this action.

     NON-INTEREST EXPENSE. Non-interest expense increased $6.7 million, or 78.5%, from $8.5 million at March 31, 1995 to $15.2 million for the same period in fiscal 1996 primarily due to an increase in salaries and employee benefits of $2.6 million and an increase in other operating expenses of $2.7 million. The increases in other operating expenses, primarily due to the Corporation's purchasing activities and resultant increase in asset size were principally legal expenses, $1.1 million; loan acquisition and origination expenses, $649,000; loan servicing expenses, $524,000; audit expenses, $152,000; and marketing expenses, $110,000. The increase of $2.6 million in salaries and employee benefits was due to the addition of 60 full-time equivalent employees, reflecting the Corporation's increased asset size, and an increase in annual bonuses of $438,300. Total full-time equivalent employees at March 31, 1996 were 125 compared to 65 at March 31, 1995. In addition, occupancy expense increased $914,000. Lastly, deposit insurance premiums increased $434,000 due to the Corporation's deposit growth.

     The deposits of some financial institutions, such as the Bank are presently insured by the Savings Association Insurance Fund ("SAIF"), which, along with the Bank Insurance Fund ("BIF"), is one of the two insurance funds administered by the Federal Deposit Insurance Corporation ("FDIC"). A recapitalization plan for the SAIF under consideration by Congress provides for a special assessment of 0.80% to 0.90% of deposits as of March 31, 1995 which would be imposed on insured deposits of all SAIF insured institutions. The effect of this assessment as proposed would amount to approximately $2.5 million to $2.8 million, before taxes. This special assessment would significantly increase non-interest expense and adversely effect the Corporation's results of operation. The Corporation has not recorded any effect to date due to the uncertainty of pending legislation. Further, depending upon the Bank's capital level and supervisory rating, and assuming the insurance premium levels for BIF and SAIF members are again equalized, future deposit insurance premiums are expected to decrease significantly from the current level of .23% to as low as $2,000 per year, which would reduce non-interest expense for future periods.




RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

     NET INCOME. For the three months ended March 31, 1996, net income increased $11.3 million, or 218.1%, from $5.2 million at March 31, 1995 to $16.5 million at March 31, 1996. As discussed in more detail below, the $17.8 million increase in net interest income and the $870,000 decrease in the provision for loan losses were partially offset by an increase of $1.5 million in non-interest expense, a decrease in non-interest income of $65,000, and an increase of $5.8 million in income taxes.

     INTEREST INCOME. Interest income increased $28.8 million or 172.9%, from $16.7 million at March 31, 1995, to $45.5 million at March 31, 1996.
Of the total increase in interest income, $19.5 million was due to an increase in interest income on loans receivable, $7.3 million was due to the increase in the discount accretion and $2.0 million was due to an increase in interest on investment securities.

     INTEREST EXPENSE. Interest expense increased $11.0 million, or 182.9%, from $6.0 million at March 31, 1995 to $17.0 million at March 31, 1996. Of the total increase in interest expense, $9.0 million was due to an increase in the average balance of interest-bearing liabilities and $2.0 million was due to interest expense on the Senior Notes.

     PROVISION FOR LOAN LOSSES. The provision for loan losses decreased $870,000 or 48.4%, from $1.8 million at March 31, 1995 to $927,000 at March
31, 1996. This decrease was primarily the result of a relative decrease in the volume of new loan acquisitions and originations between the two quarters.

     NON-INTEREST INCOME. Total non-interest income decreased $65,000 or 2.3%, to $2.8 million at March 31, 1996 from $2.9 million at March 31, 1995. This decrease was due primarily to a decrease in the gain on sale of loans of $1.3 million, offset by an increase of $780,000 in the gain on foreclosed assets and an increase of $509,000 in other real estate operations, net.

     NON-INTEREST EXPENSE. Non-interest expense increased $1.5 million or 46.4%, from $3.2 million at March 31, 1995 to $4.6 million at March 31, 1996, primarily due to an increase of $694,000 in salaries and employee benefits and an increase of $224,000 in other operating expenses. The primary increases in other operating expenses were $261,000 increase in legal expenses, $170,000 increase in loan servicing expenses, offset by a $128,000 decrease in loan acquisition expense and a $99,000 decrease in marketing expense. Other increases in non-interest expense, such as an increase in occupancy and equipment of $355,000 and a SAIF insurance increase of $196,000 during the period were related to the Corporation's asset and deposit growth.

REGULATORY APPROVAL

     On January 18, 1996, the Board of Directors of Beal Bank was notified by the FDIC that the Board of Directors of the FDIC had approved the application of the Bank to indirectly continue real estate investment activities through Beal Mortgage, Inc. ("BMI"). The approval was subject to certain conditions including that real estate investments may not represent more than 10% of Tier 1 capital in any one real estate subsidiary or exceed 20 percent of Tier 1 capital to all real estate subsidiaries and the Bank may not reduce Tier 1 capital below 6 percent after deducting the real estate investment. As of March 31, 1996, the Bank was in compliance with all conditions of the approval. Total real estate investment through BMI and Beal Properties, Inc., real estate subsidiaries, represented 11.7% of Tier 1 capital and Tier 1 capital, after deducting total real estate investment, was 8.82 % of total assets.

NON-ACCRUING LOANS:                      MARCH 31    JUNE 30
                                           1996       1995
                                          -----      ------
Real Estate
   One-to-four family                         0      11,093
   Commercial                            28,678      16,816
   Construction                               0          93
   Multifamily                            8,142       9,507
   Land                                   5,864       8,056

Consumer:
   One-to-four family-junior liens        9,780       2,850
   Timeshares                             1,683       1,673
   Other consumer                           836         545
Commercial business                       6,600       7,357
Purchase discounts                      (24,213)    (22,011)
                                        -------     -------
        Total (net)                      37,370      35,979
                                        -------     -------
ACCRUING LOANS DELINQUENT MORE THAN 90 DAYS

Real estate
   One-to-four family                    23,456       -
   Commercial                            33,101       -
   Multifamily                          125,651       -
   Land                                  13,150       -

Purchase discounts                      (98,265)      -
                                        -------     -------
        Total (net)                      97,093       -
                                        -------     -------

FORECLOSED ASSETS

Real estate
   One-to-four family                     3,438       1,525
   Commercial                             4,393       3,026
   Multi-family                           8,588       3,633
   Construction                             300           0
   Land                                     682         570

Consumer:
   Timeshares                                35          36
                                        -------     -------
        Total (net)                      17,436       8,790
                                        -------     -------

Total non-performing assets             151,899      44,769
                                        -------     -------
                                        -------     -------
Total as a percentage of total assets    13.55%       7.07%
                                        -------     -------
                                        -------     -------

LIQUIDITY AND CAPITAL RESOURCES

     The Corporation's primary sources of funds for operations are deposits obtained from its market area, principal and interest payments on loans, brokered deposits, and advances from the FHLB of Dallas and to a lesser extent, from the sale of assets. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.

     Historically, the primary investing activity of the Corporation has been the purchase of discounted loans from various U.S. government agencies through the sealed bid process or auctions and other private sector sellers. During the three and nine month periods ended March 31, 1996, the Corporation purchased $8.9 and $516.0 million of net loans, respectively. Loan originations for the three and nine months ended March 31, 1996, totaled $27.4 million and $86.2 million, respectively. In addition, the Corporation purchased $154.6 million of investment securities during the three month period ending March 31, 1996.

     The Corporation's primary financing activity is the attraction of deposits. During the three and nine months ended March 31, 1996, the Corporation experienced a net increase in deposits of $40.0 million and $545.9 million respectively, of which $215.7 million were generated by deposit brokers during the nine months ended March 31, 1996. In addition, the Corporation increased advances from the FHLB by $70 million for the
quarter ended March 31, 1996.   The increase in deposits for the nine months
ended March 31, 1996 were used to fund the increase in loans and to decrease FHLB borrowings by $41.0 million. The increases in deposits and FHLB advances for the three months ended March 31, 1996, were used to fund the increase in
loans and investment securities-available for sale.    The Corporation had
Senior Notes, net of $57.0 million and other borrowings of $21.5 million at March 31, 1996.

     The Corporation has the ability to borrow additional funds from the FHLB of Dallas by pledging assets as collateral, subject to certain restrictions. At March 31, 1996, the Corporation had an undrawn advance arrangement with the FHLB for $130 million.

     The Bank is required to maintain minimum levels of liquid assets as defined by the Texas Savings and Loan Department ("Texas Department").
Unless approved in advance by the Texas Department, a Texas savings bank is required to maintain a minimum of 10% of the previous quarters average deposits in liquid assets. At March 31, 1996, the Bank's liquidity ratio was 21.9%.

     The Corporation's most liquid asset is cash and cash equivalents. The level of cash equivalents is dependent on the Corporation's operating, financing, and investing activities during any given period. At March 31, 1996, the Corporation had cash and cash equivalents of $29.1 million.

     The Corporation anticipates that it will have sufficient funds available to meet its current foreseeable commitments. At March 31, 1996 the Corporation had commitments to originate loans of $5.3 million. Certificates of deposits which are scheduled to mature in one year or less at March 31, 1996 totaled $675.1 million. Due to the Corporation's high interest rate spread, management has typically relied upon interest rate sensitive short-term deposits to fund its loan purchases. The Corporation believes the potential interest rate risk is acceptable in view of the Corporation's belief that it can maintain an acceptable net interest spread.

     At March 31, 1996, the Bank exceeded each of its three capital requirements. The following is a summary of the Bank's regulatory capital position at March 31, 1996.

                                                      AT MARCH 31, 1996
                                             -----------------------------------
                                               REQUIRED(1)           ACTUAL
                                             ----------------   ----------------
                                             AMOUNT   PERCENT   AMOUNT   PERCENT
                                             ------   -------   ------   -------
                                                   (DOLLARS IN THOUSANDS)
Leverage capital ...........................$112,273    9.00%  $124,532    9.98%
Tier 1 capital .............................  37,381    4.00    124,532   13.33
Total risk-based capital.................... 102,797   11.00    134,632   14.41

_______________
(1) Required leverage and total risk-based capital requirements represent higher capital requirements imposed by the Texas Department as a condition to the Bank's continued asset growth.

IMPACT OF INFLATION AND CHANGING PRICES

     The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Corporation's operations. Nearly all the assets and liabilities of the corporation are financial, unlike most industrial companies. As a result, the Corporation's performance is directly impacted by changes in interest rates, which are indirectly influenced by inflationary expectations. Since the Corporation has historically placed more emphasis on increasing net interest margin rather than on matching the maturities of interest rate sensitive assets and liabilities, changes in interest rates may have a greater impact on the Corporation's financial condition and results of operations. Changes in investment rates do not necessarily move to the same extent as changes in the price of goods and services.

RATIOS OF EARNING TO FIXED CHARGES

     The Corporation's consolidated ratios of earnings to fixed charges for the nine months ended March 31, 1996 are set forth below. Earnings used in computing the ratios shown consist of earnings from continuing operations before taxes and interest expense. Fixed charges, excluding interest on deposits, represent interest expense on borrowings. Fixed charges, including interest on deposits, represent all of the foregoing items plus interest on deposits.

Interest expense (other than on deposits) includes interest on FHLB of Dallas borrowings, the Senior Notes and other borrowed funds.

                                             FOR THE NINE MONTHS ENDED
                                                   MARCH 31, 1996

     Excluding interest on deposits . . . . . . .      11.4:1
     Including interest on deposits . . . . . . .       2.1:1

                         PART II.  OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

     The Corporation is not currently involved in any legal proceedings. The Bank is involved in various legal proceedings occurring in the ordinary course of business. Management of the Bank, based on discussions with litigation counsel, believes that such proceedings will not have a material adverse effect on the financial condition or operations of the Bank. There can be no assurance that any of the outstanding legal proceedings to which the Bank is a party will not be decided adversely to the Corporation's interests and have a material adverse effect on the financial position or results of operations of the Corporation.

     There have been no material developments to the Kenneth L. Musgrave vs. Beal Banc, S.A. lawsuit described in the Form 10-Q submission for the period ending September 30, 1995.

Item 2.     CHANGES IN SECURITIES

     None.

Item 3.     DEFAULTS UPON SENIOR SECURITIES

     None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

Item 5.    OTHER INFORMATION

     None.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

     The following Current Reports on Form 8-K were filed during the quarter ended March 31, 1996:

     On January 25, 1996 to announce the appointment of David C. Meek as President and Chief Executive Officer of Beal Bank.

     On February 14, 1996, to report earnings for the quarter ended December 31, 1995.

     On February 29, 1996, to announce to election of David C. Meek to the Board of Directors of Beal Financial Corporation as a Director, replacing
     David R. Farmer.

     The following Exhibit is attached to this Form 10Q

     Exhibit 10.3 - Form of Employment Contract with David C. Meek

                                  SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              BEAL FINANCIAL CORPORATION
                              Registrant

Date:   May 14, 1996         /s/ David C. Meek
                             ------------------------------------------
                             David C. Meek,  President

Date:   May 14, 1996         /s/ David R. Farmer
                             ------------------------------------------
                             David R. Farmer, Senior Vice President and
                             Treasurer (Chief Financial and Accounting Officer)

                                EXHIBIT INDEX


     Exhibit 10.3 - Form of Employment Contract with David C. Meek
     Exhibit 27   - Financial Data Schedule