Form 10-K405
period 1996-06-30
BEAL FINANCIAL CORP
filed 1996-09-30
CIK 946482

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                      FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]
    FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
    FOR THE TRANSITION PERIOD FROM                         TO
                                    -----------------------   -----------------

                           COMMISSION FILE NUMBER 33-93312


                              BEAL FINANCIAL CORPORATION
- --------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                  TEXAS                                  75-2583551
- --------------------------------------------------------------------------------
  (State or other jurisdiction of         (IRS Employer Identification No.)
   incorporation or organization)


SUITE 300, LB 66, 15770 NORTH DALLAS PARKWAY, DALLAS, TEXAS                75248
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:    (972) 404-4000
                                                    --------------------

             Securities Registered Pursuant to Section 12(b) of the Act:

                                         NONE
                                         ----

             Securities Registered Pursuant to Section 12(g) of the Act:

                                         NONE
                                         ----
                                   (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
requirements for the past 90 days. YES  X  NO    .
                                       ---    ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates of the registrant was $0, as all shares of the Registrant were held by affiliates of the Registrant at September 30, 1996.

    As of September 30, 1996, there were issued and outstanding 300,000 shares of the Registrant's Common Stock.

                         DOCUMENTS INCORPORATED BY REFERENCE
    None.

                                  TABLE OF CONTENTS

ITEM 1.  BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
         GENERAL. . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
    LENDING ACTIVITIES. . . . . . . . . . . . . . . . . . . . . . . . .   3
         GENERAL. . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
         LOAN PORTFOLIO COMPOSITION . . . . . . . . . . . . . . . . . .   5
         CONTRACTUAL PRINCIPAL REPAYMENTS . . . . . . . . . . . . . . .   7
         GEOGRAPHIC DISTRIBUTION OF REAL ESTATE SECURED LOANS . . . . .   8
    LOAN ACQUISITION, RESOLUTION, ORIGINATION AND SALE ACTIVITIES . . .  11
         GENERAL. . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
         ORIGINATIONS, REPURCHASES AND SALES OF MORTGAGE LOANS. . . . .  12
         ACQUISITION OF DISCOUNTED LOANS. . . . . . . . . . . . . . . .  14
         ONE- TO FOUR-FAMILY RESIDENTIAL MORTGAGE LENDING . . . . . . .  15
         MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING. . . . . . . .  15
         CONSTRUCTION, DEVELOPMENT AND LAND LENDING . . . . . . . . . .  17
         CONSUMER LENDING . . . . . . . . . . . . . . . . . . . . . . .  19
         COMMERCIAL BUSINESS LENDING. . . . . . . . . . . . . . . . . .  19
         FOREIGN LENDING ACTIVITY . . . . . . . . . . . . . . . . . . .  19
    LOAN DELINQUENCIES AND NON-PERFORMING ASSETS. . . . . . . . . . . .  20
         NON-ACCRUING LOANS . . . . . . . . . . . . . . . . . . . . . .  23
         ACCRUING LOANS DELINQUENT MORE THAN 90 DAYS. . . . . . . . . .  23
         FORECLOSED ASSETS. . . . . . . . . . . . . . . . . . . . . . .  24
         OTHER LOANS OF CONCERN . . . . . . . . . . . . . . . . . . . .  24
         CLASSIFIED ASSETS. . . . . . . . . . . . . . . . . . . . . . .  24
         ALLOWANCE FOR LOAN LOSSES. . . . . . . . . . . . . . . . . . .  25
    INVESTMENT ACTIVITIES . . . . . . . . . . . . . . . . . . . . . . .  28
         GENERAL  . . . . . . . . . . . . . . . . . . . . . . . . . . .  28
    SOURCES OF FUNDS. . . . . . . . . . . . . . . . . . . . . . . . . .  29
         GENERAL  . . . . . . . . . . . . . . . . . . . . . . . . . . .  29
         DEPOSITS . . . . . . . . . . . . . . . . . . . . . . . . . . .  29
         BORROWINGS . . . . . . . . . . . . . . . . . . . . . . . . . .  31
    SUBSIDIARIES OF THE COMPANY . . . . . . . . . . . . . . . . . . . .  33
    SUBSIDIARIES OF THE BANK  . . . . . . . . . . . . . . . . . . . . .  33
    COMPETITION . . . . . . . . . . . . . . . . . . . . . . . . . . . .  35
    EMPLOYEES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  35

    REGULATION . . . . . . . . . . . . . . . . . . . . . . . . . . .     35
         GENERAL.. . . . . . . . . . . . . . . . . . . . . . . . . .     35
         THE CONVERSION. . . . . . . . . . . . . . . . . . . . . . .     36
         TEXAS LAW AND SUPERVISION BY THE TEXAS DEPARTMENT.. . . . .     36
         FEDERAL REGULATION OF STATE-CHARTERED SAVINGS BANKS.. . . .     37
         INSURANCE AND ACCOUNTS OF REGULATION BY THE FDIC. . . . . .     38
         REGULATORY CAPITAL REQUIREMENTS AND PROMPT CORRECTIVE
         REGULATORY ACTION . . . .. . . . . . . . . . .  . . . . . .     39
         LIMITATIONS ON DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS. .     42
         LIQUIDITY . . . . . . . . . . . . . . . . . . . . . . . . .     42
         QUALIFIED THRIFT LENDER TEST. . . . . . . . . . . . . . . .     42
         COMMUNITY REINVESTMENT ACT. . . . . . . . . . . . . . . . .     42
         TRANSACTIONS WITH AFFILIATES  . . . . . . . . . . . . . . .     43
         HOLDING COMPANY REGULATION. . . . . . . . . . . . . . . . .     43
         FEDERAL SECURITIES LAW. . . . . . . . . . . . . . . . . . .     43
         FEDERAL RESERVE SYSTEM. . . . . . . . . . . . . . . . . . .     44
         FEDERAL HOME LOAN BANK SYSTEM.. . . . . . . . . . . . . . .     44
    FEDERAL AND STATE TAXATION . . . . . . . . . . . . . . . . . . .     44
         FEDERAL TAXATION. . . . . . . . . . . . . . . . . . . . . .     44
         TEXAS STATE INCOME TAXATION.. . . . . . . . . . . . . . . .     46
         DELAWARE TAXATION.. . . . . . . . . . . . . . . . . . . . .     46

ITEM 2.  PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . . .     46

ITEM 3.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . .     46

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . .     47

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . . .     47

ITEM 6.  SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . . .     48

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . .     50

    GENERAL    . . . . . . . . . . . . . . . . . . . . . . . . . . .     50
    ASSET/LIABILITY MANAGEMENT . . . . . . . . . . . . . . . . . . .     50
    FINANCIAL CONDITION. . . . . . . . . . . . . . . . . . . . . . .     54
    RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . .     54
         GENERAL.. . . . . . . . . . . . . . . . . . . . . . . . . .     54
         AVERAGE BALANCE, INTEREST AND AVERAGE YIELDS AND RATES. . .     55
         RATE/VOLUME ANALYSIS. . . . . . . . . . . . . . . . . . . .     56
    COMPARISON OF OPERATING RESULTS FOR THE FISCAL YEARS ENDED
         JUNE 30, 1996 AND 1995. . . . . . . . . . . . . . . . . . .     57
    COMPARISON OF OPERATING RESULTS FOR THE FISCAL YEARS ENDED
    JUNE 30, 1995 AND 1994 . . . . . . . . . . . . . . . . . . . . .     59
    LIQUIDITY AND CAPITAL RESOURCES. . . . . . . . . . . . . . . . .     60
    IMPACT OF INFLATION AND CHANGING PRICES. . . . . . . . . . . . .     61

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION. . . . . .   62

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . .   87

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS. . . . . . . . . . . . . . .   87
     DIRECTORS OF BEAL FINANCIAL.  . . . . . . . . . . . . . . . . . .   87
     EXECUTIVE OFFICERS OF THE CORPORATION . . . . . . . . . . . . . .   88
     BOARD OF DIRECTORS OF THE BANK. . . . . . . . . . . . . . . . . .   88
     EXECUTIVE OFFICERS OF THE BANK. . . . . . . . . . . . . . . . . .   90
     MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS OF THE COMPANY
         AND THE BANK. . . . . . . . . . . . . . . . . . . . . . . . .   91
     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION . . .   92
     COMPENSATION OF DIRECTORS.. . . . . . . . . . . . . . . . . . . .   92

ITEM 11. EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . .   92
     COMPENSATION OF EXECUTIVE OFFICERS. . . . . . . . . . . . . . . .   92
     EMPLOYMENT AGREEMENTS . . . . . . . . . . . . . . . . . . . . . .   93
     BENEFITS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   93

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . .   94

ITEM 13. STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. . . . . . . . .   95

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM
         8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . .   95

                                        PART I

ITEM 1.   BUSINESS

     GENERAL. Beal Financial Corporation ("Beal Financial" and with its subsidiaries the "Company"), a Texas corporation, was organized by the stockholders of Beal Bank, SSB (the "Bank") for the purpose of acquiring all of the outstanding capital stock of the Bank, which it indirectly owns through its wholly owned subsidiary, Beal Banc Holding Company, a Delaware corporation.
Beal Financial is owned primarily by D. Andrew Beal, Chairman of the Board of the Bank. Beal Financial, through Beal Banc Holding Company, acquired ownership of the Bank in July 1995 and is subject to regulation by the Office of Thrift Supervision (the "OTS"). The only significant asset of Beal Financial is its indirect ownership of the capital stock of the Bank. At June 30, 1996, the business of the Company consisted primarily of the business of the Bank and its subsidiaries. All references to the Company, unless otherwise indicated, prior to July 1, 1995 refer to its subsidiaries, including the Bank and its subsidiaries on a consolidated basis.

     The Bank, a privately held Texas-chartered savings bank headquartered in Dallas, Texas, was originally chartered in 1988 as a Texas-chartered savings and loan association. Effective December 1, 1994, the Bank converted to a Texas savings bank charter. This conversion was made primarily to eliminate the duplicative regulation and supervision of the Bank by the OTS and the FDIC. Prior to December 1994, the name of the Bank was "Beal Banc, S.A." See "Regulation."

     Beal Financial is subject to regulatory oversight and examination by the OTS and the Texas Savings and Loan Department (the "Texas Department"). The Bank is subject to regulation by the Texas Department, as its chartering authority, and by the FDIC as a result of its membership in the Savings Association Insurance Fund ("SAIF") administered by the FDIC, which insures the Bank's deposits up to the maximum extent permitted by law. The Bank also is subject to certain regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") and currently is a member of the Federal Home Loan Bank ("FHLB") of Dallas, one of the 12 regional banks which comprise the FHLB System.

     The Company's primary business currently consists of purchasing pools of performing and, to a lesser extent, non-performing mortgage loans secured by single-family (one to four units) residences, multi-family residential real estate (over four units), commercial real estate and, to a much lesser extent, undeveloped land and business assets. These loans are generally purchased at discounts from the principal balances of the loans ("discounted loans") primarily from the U.S. Department of Housing and Urban Development ("HUD"), the FDIC and private sector sellers located nationwide. The Company had purchased a significant amount of discounted loans from the Resolution Trust Company (the "RTC") prior to December 31, 1995, the date of the RTC's termination. The Company's current business strategy emphasizes the ongoing identification and purchase of discounted loans, primarily secured by real estate, which management believes are undervalued due to market, economic and competitive conditions.
See "- Loan Acquisition, Resolution, Origination and Sale Activities." The Company is also exploring the possibility of lending to, or investing through its subsidiaries in, real estate related projects or other business ventures in various foreign countries. In this regard, the Bank has recently implemented a lending program approved by the Texas Department to originate up to $15.0 million of commercial real estate loans secured by property located in Mexico. To date, the Bank has funded one $5.0 million commercial real estate loan. See "- Foreign Lending Activities" and - "Subsidiaries of the Bank."

     The Company funds its discounted loan purchases and loan originations primarily through the attraction of deposits from the general public, including brokered deposits, and, to a lesser extent, borrowings from the FHLB of Dallas and other sources. The Company has branch offices located in Dallas and Houston, Texas. During fiscal 1996, the Company also opened a branch office in Winnetka, Illinois, a suburb of Chicago, Illinois. The Company is also exploring opening additional branch offices in other large metropolitan areas. See "Sources of Funds - Deposits."

     The Company originates a limited amount of construction and land loans to select builders and originates a limited amount of commercial real estate loans mainly in its primary market area. Prior to May 1, 1996 the Company also originated and purchased home improvement loans nationwide through correspondent
lending relationships.   The Company considers its primary market area for
deposits and loan originations to consist of Collin, Dallas, Denton, Ellis, Kaufman, Rockwall, Fort Bend, Harris, Liberty, Montgomery and
Waller counties, Texas and Cook, DuPage, McHenry and Lake counties, Illinois. These counties consist of communities comprising the Dallas, Houston and the Chicago/Lake County metropolitan statistical areas, respectively.

     In addition to its loan purchasing and lending activities, the Company is engaged in direct equity real estate investments, including the development of residential lots through the Bank's subsidiaries, Beal Mortgage, Inc. ("BMI") and Beal Properties Inc. ("BPI"). At June 30, 1996, the Company's real estate held for development totaled $11.6 million, representing three residential projects located in the suburbs of Dallas and one residential projected located in Sacramento, California. BMI and BPI also held in the aggregate $10.7 million of income producing properties (primarily consisting of the buildings located adjacent to the Bank's corporate headquarters). See "- Subsidiaries of the Bank."

     In addition, the Company is engaged in the ownership of multi-family projects that qualify for low-income housing tax credits through the Bank's subsidiary, Beal Affordable Housing ("BAH"). BAH has invested $27.6 million in three affordable housing apartment buildings at June 30, 1996. See "- Subsidiaries of the Bank" and "- Regulation - Federal Regulation of State-Chartered Savings Banks."

     At June 30, 1996, the Bank was a "well capitalized institution" as defined in FDIC regulations and had tier 1 capital to total assets ("leverage capital ratio"), tier 1 capital to risk-weighted assets ("tier 1 capital ratio") and total capital to risk-weighted assets ("total risk-based capital ratio") of 10.8%, 15.3% and 16.6%, respectively.

     As a result of the nature of the Bank's core business, acquiring assets (including assets of failed financial institutions) together with the significant growth the Bank has experienced, the Bank and its subsidiaries have been subject to closer supervisory monitoring and more frequent field examinations, including special examinations. See "Regulation - Texas Law and Supervision by the Texas Department" and "- Insurance of Accounts and Regulation by the FDIC."

     Subsequent to June 30, 1996, the Company received permission to charter Beal State Savings Bank ("Beal State") as a Texas-chartered state savings bank and is currently awaiting approval of its application for insurance from the Federal Deposit Insurance Corporation (the "FDIC") for insurance of deposit accounts through the Bank Insurance Fund ("BIF"). The Company has not determined, however, if it will utilize Beal State as a separate subsidiary or spin it off to Mr. Beal, subject to regulatory approval and reimbursement of associated expenses. See "- Regulation - Holding Company Regulation."

     In addition, subsequent to June 30, 1996, the Company purchased the inactive Bank subsidiaries Beal Delaware Corp. and its subsidiary Beal Business Trust ("BBT") from the Bank and invested, through BBT, $2.8 million in a joint venture to develop 533 acres of land located in Austin, Texas zoned for light industrial and commercial/retail use. In addition, the Company purchased from the Bank a 45.1% participation interest in certain loans for a payment of $18.5 million. The participation agreement provides that the Company's interest in the loans will be junior to the Bank's interest in that the principal amount of loans owed to the Bank will be repaid prior to the principal amount owed to the Company. Lastly, the Company formed a new subsidiary to invest approximately $750,000 in a limited partnership to develop property located in McKinney, Texas. See "- Multi-Family and Commercial Real Estate Lending."

     The executive offices of the Company are located at 15770 N. Dallas Parkway, Suite 300, Dallas, Texas 75248. Its telephone number at that address is (972) 404-4000.

     When used in this Form 10-K or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

     The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

LENDING ACTIVITIES

     GENERAL. Commencing in 1990, the Company began purchasing pools of performing and, to a lesser extent, non-performing discounted loans. The discounted loans which have been acquired by the Company to date consist primarily of single-family and multi-family residential loans, commercial real estate loans, land, consumer and commercial business loans which have been acquired from the RTC, the FDIC and the HUD, primarily in auctions of pools of loans acquired by those agencies from failed financial institutions and to a much lesser extent, private sector sellers.

     At June 30, 1996 the Company's gross loan portfolio totaled $1.2 billion. The Company's unaccreted purchase discounts and fees at June 30, 1996 totaled $281.8 million. The Company's gross loan portfolio at June 30, 1996 was comprised primarily of one- to four-family residential mortgage loans (22.5%), commercial real estate loans (26.4%) and multi-family residential real estate loans (28.0%). The balance of the gross loan portfolio included land loans (8.2%), construction and development loans (7.0%), consumer loans (5.4%) and commercial business loans (2.5%). At June 30, 1996 the Company's net loan portfolio totaled $897.4 million. The Company's net loan portfolio at June 30, 1996 was comprised primarily of one- to four-family residential mortgage loans (25.2%), commercial real estate loans (27.0%) and multi-family residential real estate loans (25.7%). The balance of the net loan portfolio included land loans (8.5%), construction and development loans (6.4%), consumer loans (5.9%) and commercial business loans (1.3%).

     At June 30, 1996, approximately 27.0% of the Company's gross real estate mortgage loans (including one- to four-family junior lien loans classified as consumer loans) were secured by real estate properties located in Texas. The Company also has loans secured by real estate properties (including one- to four-family junior lien loans) located in California and Florida, representing 17.5% and 11.6% of the Company's gross loan portfolio, respectively. At June 30, 1996, there were no other states where loans secured by real estate properties (including one- to four-family junior lien loans) exceeded 5%. The balance of the Company's real estate mortgage loans were secured by properties located in the northeast, the midwest, and throughout the rest of the United States. See "- Geographic Distribution of Real Estate Secured Loans."

     Texas law limits the maximum amount the Bank may lend to one borrower or group of related borrowers to the greater of $500,000, or 15%, of unimpaired capital and surplus. At June 30, 1996, the Bank's loan to one borrower limit was $22.6 million. At that date, the largest amount outstanding to any one borrower or group of affiliated borrowers was $16.5 million, which was secured by land located in a suburb of Chicago, Illinois. This loan was current in accordance with its repayment terms at June 30, 1996. See "Regulation" for a discussion of the Bank's loans-to-one borrower limit.

     The Company has no other loans in excess of $11.0 million, net to any borrower or group of related borrowers but had two such lending relationships in excess of $10.0 million, net (aggregating $21.1 million), an additional four such lending relationships in excess of $7.5 million, net (aggregating $33.2 million), an additional seven such lending relationships in excess of $5.0 million, net (aggregating $42.6 million) and an additional 64 such lending relationships in excess of $2.0 million, net (aggregating $211.4 million). At June 30, 1996, eleven of these lending relationships in excess of $2.0 million, net, aggregating $36.7 million were non-performing. See "- Loan Delinquencies and Non-Performing Assets."

     LOAN PORTFOLIO COMPOSITION. The following table sets forth information concerning the composition of the Company's loan portfolio, in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.


                                                                            June 30,
                                 ---------------------------------------------------------------------------------------------------
                                        1992               1993               1994                1995                 1996
                                 ------------------ ------------------- ------------------  ------------------  --------------------
                                  Amount   Percent   Amount    Percent   Amount   Percent    Amount   Percent    Amount    Percent
                                 -------- --------- --------  --------- -------- ---------  -------- ---------  --------- ----------
REAL ESTATE LOANS:
  One- to four-family. . . . .   $44,159    51.39%  $ 62,540   42.53%   $ 67,169  21.81%    $237,585  35.70%   $  273,780     22.47%
  Commercial . . . . . . . . .    13,234     15.40    30,271    20.58     93,496   30.37     109,080   16.39      321,385     26.38
  Multi-family . . . . . . . .    10,516     12.24    20,675    14.06     55,633   18.07     124,985   18.78      341,696     28.05
  Construction and development     1,600      1.86     3,893     2.65     27,100    8.80      51,284    7.71       85,133      6.99
  Land . . . . . . . . . . . .     6,332      7.37     7,089     4.82      9,889    3.21      35,997    5.41      100,047      8.21
                                  ------     -----  --------    -----   -------  -------   ---------  ------   ----------     -----
     Total real estate loans .    75,841     88.26   124,468    84.64    253,287   82.26     558,931   83.99    1,122,041     92.10

OTHER LOANS:
  Consumer Loans:
  One- to four-family - junior
     liens . . . . . . . . . .     2,654      3.09     9,993     6.79     19,549    6.35      44,999    6.77       50,146      4.12
  Timeshares . . . . . . . . .     2,471      2.87     1,599     1.09     18,249    5.93      11,668    1.75        7,809       .64
  Other. . . . . . . . . . . .     4,045      4.71     3,747     2.55      7,139    2.32       4,791     .72        8,373       .69
                                  ------     -----  --------    -----   -------  -------   ---------  ------    ----------    -----
     Total consumer loans. . .     9,170     10.67    15,339    10.43     44,937   14.60      61,458    9.24       66,328      5.45
  Commercial business loans. .       919      1.07     7,253     4.93      9,662    3.14      45,060    6.77       29,886      2.45
                                  ------   -------  --------    -----   -------  -------   ---------  ------   ----------     -----
     Total loans . . . . . . .    85,930   100.00%   147,060  100.00%    307,886 100.00%     665,449 100.00%   1,218,255     100.00%
                                           -------           --------            -------             -------                 ------
                                           -------           --------            -------             -------                 ------


LESS:
  Loans in process . . . . . .       ---               1,558              11,235              21,217              27,172
  Deferred fees and discounts.    27,612              43,447              73,190             144,927             281,837
  Allowance for loan losses. .       550               1,245               3,547               6,137              11,832
                                  ------              ------              ------             -------             -------
     Total loans receivable,
       net . . . . . . . . . .   $57,768            $100,810            $219,914            $493,168           $ 897,414
                                 -------            --------            --------            --------           ---------
                                 -------            --------            --------            --------           ---------



    The following table sets forth information concerning the composition of the Company's loan portfolio after deduction for loans in process, deferred fees and discounts, allowance for loan losses and loans held for sale at June 30, 1996.


                                                                                At June 30, 1996
                                                --------------------------------------------------------------------------------
                                                                                                                        Deferred
                                                                                                                       Fees and
                                                                                                                       Discounts
                                                                                                                         as a
                                                    Gross                         Deferred      Allowance             Percentage
                                                    Loan           Loans in       Fees and       for Loan              of Gross
                                                   Amount           Process       Discounts      Losses       Net       Loans
                                                -----------       ---------      -----------    ---------   --------  ----------
                                                                                   (Dollars In Thousands)
REAL ESTATE LOANS:
  One- to four-family - first liens . .        $  273,780         $    ---       $ 44,309       $  3,153    $226,318      16.18%
  Commercial .  . . . . . . . . . . . .           321,385              ---         75,880          2,788     242,717      23.61
  Multi-family. . . . . . . . . . . . .           341,696              ---        110,463            239     230,994      32.33
  Construction and development. . . . .            85,133           27,172            896             19      57,046       1.05
  Land. . . . . . . . . . . . . . . . .           100,047              ---         23,354            752      75,941      23.34
                                               ----------         --------       --------       --------    --------
    Total real estate loans . . . . . .         1,122,041           27,172        254,902          6,951     833,016      22.72


OTHER LOANS:
Consumer Loans:
  One- to four-family -
    junior liens. . . . . . . . . . . .            50,146              ---          5,606          1,873      42,667      11.18
  Timeshares. . . . . . . . . . . . . .             7,809              ---          1,609            374       5,826      20.60
  Other . . . . . . . . . . . . . . . .             8,373              ---          2,575          1,138       4,660      30.75
                                               ----------         --------       --------       --------    --------
    Total consumer loans. . . . . . . .            66,328              ---          9,790          3,385      53,153      14.76

Commercial business loans . . . . . . .            29,886               --         17,145          1,496      11,245      57.37
                                               ----------         --------       --------       --------    --------
    Total other loans . . . . . . . . .            96,214              ---         26,935          4,881      64,398      27.99
                                               ----------         --------       --------       --------    --------
  Total loans . . . . . . . . . . . . .        $1,218,255          $27,172       $281,837        $11,832    $897,414      23.13
                                               ----------         --------       --------       --------    --------
                                               ----------         --------       --------       --------    --------

Less:
  Loans in process. . . . . . . . . . .            27,172          (27,172)           ---            ---         ---
  Deferred fees and discounts . . . . .           281,837              ---       (281,837)           ---         ---
  Allowance for losses. . . . . . . . .            11,832              ---            ---        (11,832)        ---
                                               ----------         --------       --------       --------    --------
    Total loans receivable, net . . . .        $  897,414         $    ---       $    ---       $    ---    $897,414
                                               ----------         --------       --------       --------    --------
                                               ----------         --------       --------       --------    --------


    CONTRACTUAL PRINCIPAL REPAYMENTS. The following schedule illustrates the contractual maturity of the Company's loan portfolio at June 30, 1996. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.




                                                        Real Estate
                                    -------------------------------------------------------
                                     One- to                             Construction
                                     Four-                                   and                             Commercial
                                     Family    Multi-family  Commercial  Development   Land      Consumer     Business    Total
                                     Amount       Amount       Amount      Amount     Amount      Amount       Amount     Amount
                                     ------       ------       ------      ------     ------      ------       ------     ------
                                                                 (Dollars in Thousands)
       Due During
     Periods Ending
        June 30,
- ---------------------------
1997(1). . . . . . . . . .         $  9,215  $  19,972       $  27,357   $ 28,692   $  8,888     $ 4,446      $ 2,289    $100,859
1998 to 2001 . . . . . . .           30,954     44,531          92,107     24,196     43,516       8,998        5,556     255,113
2002 and following . . . .          189,301    147,251         103,607      4,177     15,997      38,986        3,927     497,992
                                   --------  ---------       ---------   --------   --------     -------      --------   --------
                                    229,471    211,754         223,071     57,065     68,401      52,430       11,772     853,963

Nonaccrual loans . . . . .             ---      19,480          22,434       ---       8,292       4,107          969      55,282
Less:. . . . . . . . . . .
  Allowance for loan losses           3,153        239           2,788         19        752       3,385        1,496      11,832
                                   --------  ---------       ---------   --------   --------     -------      --------   --------
  Total loans receivable, net      $226,318   $230,994        $242,717    $57,046    $75,941     $53,153      $11,245    $897,414
                                   --------  ---------       ---------   --------   --------     -------      --------   --------
                                   --------  ---------       ---------   --------   --------     -------      --------   --------


- -----------------------
(1) Includes demand loans and loans having no stated maturity and overdraft loans.

    The total amount of gross loans due after June 30, 1997, which have predetermined interest rates is $486.0 million, while the total amount of gross loans due after such date which have floating or adjustable interest rates is $272.4 million.

    Scheduled contractual principal repayments do not reflect the actual maturities of loans because of prepayments and, in the case of conventional mortgage loans, due-on-sale clauses. The average life of mortgage loans, particularly fixed-rate loans, tends to increase when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially higher than current mortgage loan rates. Further, as a result of the use of the level yield method or "interest method" of accretion of the purchase discount pursuant to generally accepted accounting principles, to the extent loan repayments exceed scheduled loan amortizations, the accretion of the remaining purchase discount, if any, would be accelerated.

    GEOGRAPHIC DISTRIBUTION OF REAL ESTATE SECURED LOANS. The Company's loans are secured by properties located throughout the United States. Some of these loans are located in states which are reported to be experiencing adverse economic conditions, including a general softening in real estate markets and the local economies, which may result in increased loan delinquencies and loan losses. The Company attempts to address this geographic risk by only purchasing loans that meet the Company's underwriting and investment standards. Management believes that purchasing loans secured by properties located across the country results in a diversified loan portfolio and overall lower risk. As of June 30, 1996, the Company's gross real estate collateralized loans (excluding junior liens secured by one- to four-family real estate totaling $50.2 million) were geographically distributed as follows:


     Total Real Estate Secured              Outstanding                  Percent            Non-performing
       Loans By Geographic                  Balance at                  of Total              Balance at             Percent of
            Location                       June 30, 1996               Outstanding           June 30, 1996         Non-performing
- --------------------------------------     -------------               -----------           -------------         --------------
Texas. . . . . . . . . . . . . . . .       $  296,021                    26.38%                $ 28,933                 14.86%
California . . . . . . . . . . . . .          201,103                    17.92                   48,794                 25.06
Florida. . . . . . . . . . . . . . .          133,895                    11.93                   45,540                 23.39
Colorado . . . . . . . . . . . . . .           48,136                     4.29                       90                   .05
Illinois . . . . . . . . . . . . . .           38,518                     3.43                      874                   .45
All others . . . . . . . . . . . . .          404,368                    36.05                   70,485                 36.19
                                           ----------                  -------                 --------                ------
  Total real estate loan portfolio .       $1,122,041                  100.00%                 $194,716                100.00%
                                           ----------                  -------                 --------                ------
                                           ----------                  -------                 --------                ------


     At June 30, 1996, there were no other loan concentrations in any other state which exceeded three percent of the total real estate loan portfolio.

    The following tables set forth the geographic distribution of the Company's real estate loans by loan type at June 30, 1996.


          One- to Four-Family              Outstanding                   Percent           Non-performing
          Loans By Geographic               Balance at                 of Total               Balance at             Percent of
              Location                     June 30, 1996               Outstanding           June 30, 1996         Non-performing
- ---------------------------------------    -------------               -----------           -------------         ---------------
                                                                              (Dollars in Thousands)
California . . . . . . . . . . . . .         $ 54,825                    20.03%               $  6,787                 32.08%
Texas  . . . . . . . . . . . . . . .           53,847                    19.67                   1,669                  7.89
Florida  . . . . . . . . . . . . . .           30,450                    11.12                   2,730                 12.90
Massachusetts. . . . . . . . . . . .           18,590                     6.79                   2,101                  9.93
Alabama. . . . . . . . . . . . . . .           12,538                     4.58                     226                  1.07
Maryland . . . . . . . . . . . . . .            8,727                     3.19                   1,036                  4.90
Virginia . . . . . . . . . . . . . .            8,614                     3.15                     478                  2.26
All others . . . . . . . . . . . . .           86,189                    31.47                   6,132                 28.97
                                             --------                   ------                 -------                ------
  Total One- to Four- Family Loans .         $273,780                   100.00%                $21,159                100.00%
                                             --------                   ------                 -------                ------
                                             --------                   ------                 -------                ------







                                            Outstanding                 Percent             Non-performing
       Commercial Real Estate               Balance at                 of Total               Balance at             Percent of
     Loans By Geographic Location          June 30, 1996               Outstanding           June 30, 1996           Nonperforming
- --------------------------------------   --------------               ------------         --------------           --------------
                                                                          (Dollars in Thousands)
Texas. . . . . . . . . . . . . . . .        $  73,747                    22.95%                $   821                  1.55%
California . . . . . . . . . . . . .           72,332                    22.51                  18,866                 35.72
Florida. . . . . . . . . . . . . . .           49,428                    15.38                  10,162                 19.24
Colorado . . . . . . . . . . . . . .           16,911                     5.26                     ---                   ---
Virginia . . . . . . . . . . . . . .           14,001                     4.36                   1,439                  2.72
All others . . . . . . . . . . . . .           94,966                    29.54                  21,527                 40.77
                                             --------                   ------                 -------                ------
  Total Commercial Real Estate Loans         $321,385                   100.00%                $52,815                100.00%
                                             --------                   ------                 -------                ------
                                             --------                   ------                 -------                ------






                                            Outstanding                 Percent             Non-performing
        Multi-familyLoans By               Balance at                   of Total             Balance at               Percent of
          Geographic Location             June 30, 1996               Outstanding           June 30, 1996           Non-performing
- --------------------------------------    -------------               -----------           -------------           --------------
                                                                             (Dollars in Thousands)
Texas. . . . . . . . . . . . . . . .         $ 73,476                    21.50%              $  24,417                 22.78%
Florida. . . . . . . . . . . . . . .           48,225                    14.11                  31,291                 29.19
California . . . . . . . . . . . . .           41,359                    12.10                  18,803                 17.54
Louisiana. . . . . . . . . . . . . .           27,090                     7.93                   9,200                  8.58
Missouri . . . . . . . . . . . . . .           24,296                     7.11                   9,033                  8.43
Colorado . . . . . . . . . . . . . .           19,214                     5.62                     ---                   ---
Kansas . . . . . . . . . . . . . . .           19,003                     5.56                     ---                   ---
Georgia. . . . . . . . . . . . . . .           17,602                     5.15                   2,987                  2.79
Arkansas . . . . . . . . . . . . . .           12,949                     3.79                   3,412                  3.18
All others . . . . . . . . . . . . .           58,482                    17.13                   8,038                  7.51
                                             --------                   ------               ---------                ------
  Total Multi-Family Loans . . . . .         $341,696                   100.00%              $ 107,181                100.00%
                                             --------                   ------               ---------                ------
                                             --------                   ------               ---------                ------



                                            Outstanding                 Percent             Non-performing
    Construction and Development           Balance at                   of Total             Balance at               Percent of
    Loans by Geographic Location           June 30, 1996               Outstanding           June 30, 1996         Non-performing
- ------------------------------------       -------------               -----------          --------------         --------------
                                                                            (Dollars in Thousands)
Texas. . . . . . . . . . . . . . . .          $81,061                    95.22%                   $156                100.00%
Colorado . . . . . . . . . . . . . .            4,072                     4.78                     ---                   ---
                                              -------                   ------                  ------                ------
  Total Construction Loans . . . . .          $85,133                   100.00%                   $156                100.00%
                                              -------                   ------                  ------                ------
                                              -------                   ------                  ------                ------



             Land Loans                    Outstanding                   Percent           Non performing
             By Geographic                 Balance at                   of Total             Balance at               Percent of
              Location                     June 30, 1996               Outstanding           June 30, 1996         Non-performing
- ------------------------------------       -------------               -----------         ---------------         --------------
                                                                            (Dollars in Thousands)
California . . . . . . . . . . . . .         $ 32,587                    32.57%               $  2,658                 19.83%
Illinois . . . . . . . . . . . . . .           17,010                    17.00                     ---                   ---
Texas. . . . . . . . . . . . . . . .           13,889                    13.88                   1,590                 11.86
South Carolina . . . . . . . . . . .            9,966                     9.96                     ---                   ---
Florida. . . . . . . . . . . . . . .            5,792                     5.79                     452                  3.37
New Jersey . . . . . . . . . . . . .            4,760                     4.76                   4,354                 32.48
Colorado . . . . . . . . . . . . . .            3,247                     3.25                     ---                   ---
New Mexico . . . . . . . . . . . . .            3,060                     3.06                     473                  3.53
All others . . . . . . . . . . . . .            9,736                     9.73                   3,878                 28.93
                                             --------                   ------                --------                ------
  Total Land Loans . . . . . . . . .         $100,047                   100.00%               $ 13,405                100.00%
                                             --------                   ------                --------                ------
                                             --------                   ------                --------                ------


    The following table sets forth the geographic distribution of the Company's junior lien loans secured by one- to four-family real estate at June 30, 1996.

          One- to Four-Family
           Junior Lien Loans                Outstanding                 Percent             Non-performing
             By Geographic                 Balance at                   of Total             Balance at               Percent of
              Location                     June 30, 1996               Outstanding           June 30, 1996         Non-performing
- ------------------------------------       -------------               -----------          --------------         --------------
                                                                             (Dollars in Thousands)
Texas . . . . . . . . . . . . . . . .         $20,026                    39.93%                $ 2,144                 21.11%
New York. . . . . . . . . . . . . . .           5,034                    10.04                   1,232                 12.13
California. . . . . . . . . . . . . .           3,408                     6.80                     558                  5.49
New Jersey. . . . . . . . . . . . . .           3,143                     6.27                   1,915                 18.86
Florida . . . . . . . . . . . . . . .           2,532                     5.05                   1,000                  9.85
Georgia . . . . . . . . . . . . . . .           2,010                     4.01                      83                   .82
Oklahoma. . . . . . . . . . . . . . .           1,615                     3.22                     126                  1.24
All others. . . . . . . . . . . . . .          12,378                    24.68                   3,099                 30.50
                                              -------                   ------                 -------                ------
  Total One-to-Four Family
    Junior Lien Loans . . . . . . . .         $50,146                   100.00%                $10,157                100.00%
                                              -------                   ------                 -------                ------
                                              -------                   ------                 -------                ------

LOAN ACQUISITION, RESOLUTION, ORIGINATION AND SALE ACTIVITIES

    GENERAL. The Company has limited the development of its direct lending operations. In order to avoid the cost of developing lending programs where demand is deemed to be insufficient or competition would reduce the return to the Company below acceptable levels, the Company historically has invested and intends to continue to invest a significant percentage of its assets in discounted loans. The Company believes that under appropriate market conditions the acquisition of discounted loans offers a better return than the origination of mortgage loans. Historically, discounted loans purchased by the Company generally have collateral coverage which is substantially in excess of the purchase price of the loan. In addition, the Company believes that discounted loans can be purchased on terms which result in the investment having a total return which is substantially in excess of an equivalent investment in originated mortgage loans.

    It should be noted, however, that the acquisition of discounted loans has become more competitive in the marketplace, in part because of the presence of additional competitors for discounted loans offered by the HUD, the FDIC and private sector sellers and because the HUD and the FDIC generally sought to increase the number of purchasers of assets sold by them. The Company continues to review and bid to acquire a substantial amount of performing discounted loans and, to a lesser extent, non-performing discounted loans. There can be no assurance, however, that the Company will be able to continue to acquire discounted loans in the future at either the same volumes or the same level of discounts as experienced in the past. Moreover, the significant earnings achieved by the Company on the discounted loan portfolio in recent periods may be attributable in part to early resolution of the least difficult non-performing loans in acquired pools. As a result, there can be no assurance that the level of earnings on discounted loans experienced by the Company to date are necessarily indicative of the results to be experienced in future periods or that there will not be substantial periodic variations in the results from such activities.

    Prior to entering the discounted loan business, management of the Company, particularly, Chairman D. Andrew Beal, had loan acquisition and resolution and real estate management experience. His experience assisted the Company in developing the procedures and systems which are necessary to evaluate and acquire discounted loans and to resolve such loans in a timely and profitable manner.

     All reviews of discounted loans are initially performed through Loan Acceptance Corporation ("LAC"), a wholly owned subsidiary of the Bank, of which
D. Andrew Beal is President. LAC places bids on pools of discounted loans in anticipation of assigning its interest in the loan pool to the Bank following acceptance of its bid. All purchases by the Bank are made within the parameters set by the Board of Directors of the Bank for loan purchases and originations, as discussed below.

     The Bank's Junior Loan Committee, comprised of President Meek, Executive Vice President Farmer and Senior Vice President-Lending Saurenmann (with any Vice President substituting for a missing member) may approve loan originations and purchases or a modification or extension of any existing loan when the net book value is $250,000 or less.

     The Bank's Senior Loan Committee, comprised of Chairman Beal, President Meek and Executive Vice President Farmer (with any Senior Vice President substituting for a missing member), requires the unanimous approval for all loan purchases and originations or a modification or extension of an existing loan from $250,000 to $1.0 million in net book value.

     The Bank's Executive Loan Committee, comprised of Chairman Beal, President Meek and Directors Blanton, Fults, Goldstein and Weinstein (with any other Director substituting for a missing member) may approve by majority vote all loan purchases and originations or a modification or extension of an existing loan in excess of $1.0 million in net book value. Notwithstanding the above, full Bank Board approval is required for all purchases of non-performing assets which would result in the Bank's ratio of classified assets to total capital exceeding or projected to exceed 70% at any month-end.

     Loan sales and sales of foreclosed assets are approved at various levels of authority requiring the approval of the President, the Chairman and the President, the Bank's Executive Loan Committee, or the Board of Directors, based upon the amount of proceeds to be received as a percentage of net book value, or appraisal value in the case of foreclosed assets.

     In addition to making substantial investments in discounted loans, the Company originates construction and land loans, and originates a limited amount of commercial real estate and other loans. Prior to May, 1996, the Company also originated and purchased home improvement loans nationwide through correspondent lending relationships.

     ORIGINATIONS, PURCHASES AND SALES OF MORTGAGE LOANS. During fiscal 1996, 1995 and 1994, the Company purchased $541.2 million, $346.2 million and $124.7 million of loans, net of discount, respectively.

     The Company services $856.9 million of its gross loan portfolio directly, including virtually all of its multi-family and commercial real estate loans, construction and land loans. The Company relies on approximately 184 other entities to service the remaining $361.3 million of its gross loans. Of this amount, at June 30, 1996, seven entities individually service loans in excess of $10.0 million, aggregating $216.5 million, or 59.9% of the Company's loans serviced by others. No other entity services individually in excess of $5.4 million of the Company's gross loan portfolio. The Company attempts to consolidate the loan servicing when feasible, taking into consideration the relative costs and performance of the servicing entity.

     The following table shows the loan origination, purchase, sale and repayment activities of the Company for the periods indicated.

                                                                                  Year Ended June 30,
                                                                     --------------------------------------------
                                                                          1994           1995          1996
                                                                     --------------- ------------ ---------------
                                                                                (Dollars In Thousands)
     Originations by type:
     --------------------
       Adjustable rate:
       ---------------
       Real estate - one- to four-family . . . . . . . . . . . .        $     83       $    240      $    ---
                   - multi-family. . . . . . . . . . . . . . . .           5,550            529         2,452
                   - commercial. . . . . . . . . . . . . . . . .           1,300          9,687         3,942
                   - construction. . . . . . . . . . . . . . . .          47,666         53,840        97,887
                   - land. . . . . . . . . . . . . . . . . . . .           3,380          5,625        17,534
       Commercial Business . . . . . . . . . . . . . . . . . . .           1,190          3,400           780
                                                                        --------       --------      --------
             Total adjustable-rate . . . . . . . . . . . . . . .          59,169         73,321       122,595
       Fixed rate:
       ----------
       Real estate - one- to four-family . . . . . . . . . . . .             ---            ---           ---
                   - multi-family. . . . . . . . . . . . . . . .             ---            ---         1,236
                   - commercial. . . . . . . . . . . . . . . . .             ---            ---        10,198
                   - land. . . . . . . . . . . . . . . . . . . .             ---            ---         1,312
       Consumer - one- to four-family junior liens . . . . . . .           8,087            ---            42
                - other. . . . . . . . . . . . . . . . . . . . .             ---            ---         3,032
         Commercial Business . . . . . . . . . . . . . . . . . .             ---          3,093            17
                                                                        --------       --------      --------
             Total fixed-rate. . . . . . . . . . . . . . . . . .           8,087          3,093        15,837
                                                                        --------       --------      --------
             Total loans originated. . . . . . . . . . . . . . .          67,256         76,414       138,432
       Purchases:
       ---------
       Real estate - one- to four-family . . . . . . . . . . . .          18,917        253,107        82,291
                   - multi-family. . . . . . . . . . . . . . . .          36,268         68,512       314,616
                   - commercial. . . . . . . . . . . . . . . . .          79,930         52,474       226,495
                   - land. . . . . . . . . . . . . . . . . . . .             ---         25,563        62,074
       Consumer  - one- to four-family - junior liens. . . . . .           6,702         21,251        34,947
                 - timeshares. . . . . . . . . . . . . . . . . .          16,928            ---           ---
                 - other . . . . . . . . . . . . . . . . . . . .           3,761          1,123         5,105
       Commercial business . . . . . . . . . . . . . . . . . . .           5,669         33,426         7,223
                                                                        --------       --------      --------
           Total loans purchased, gross. . . . . . . . . . . . .         168,175        455,456       732,751
       Purchase discounts. . . . . . . . . . . . . . . . . . . .          43,456        109,284       208,078
                                                                        --------       --------      --------
           Total loans purchased, net. . . . . . . . . . . . . .         124,719        346,172       524,673
                                                                        --------       --------      --------
       Percentage of purchase discounts to
         to total gross loans purchased. . . . . . . . . . . . .           25.8%          24.0%          28.4%
                                                                        --------       --------      --------
                                                                        --------       --------      --------
       Sales and Repayments:
       --------------------
       Real estate - one- to four-family . . . . . . . . . . . .             ---         52,257         1,886
                   - multi-family. . . . . . . . . . . . . . . .             ---          7,283         5,644
                   - commercial. . . . . . . . . . . . . . . . .           1,647          2,616         3,102
       Consumer  - one- to four-family - junior liens. . . . . .             ---          5,007           ---
       Commercial business . . . . . . . . . . . . . . . . . . .             ---            ---           ---
                                                                        --------       --------      --------
           Total loans sold. . . . . . . . . . . . . . . . . . .           1,647         67,163        10,632
       Principal repayments. . . . . . . . . . . . . . . . . . .          57,600         70,131       258,197
                                                                        --------       --------      --------
           Total sales and repayments. . . . . . . . . . . . . .          59,247        137,294       268,829
       Other reductions: . . . . . . . . . . . . . . . . . . . .
         Transfers to real estate owned. . . . . . . . . . . . .           4,274          7,725        22,118
           Unearned discounts. . . . . . . . . . . . . . . . . .         (13,713)       (19,327)      (38,926)
           Decrease in other items, net. . . . . . . . . . . . .          23,063         24,506           277
                                                                        --------       --------      --------
       Net Increase. . . . . . . . . . . . . . . . . . . . . . .        $119,104       $272,388      $410,807
                                                                        --------       --------      --------
                                                                        --------       --------      --------

     ACQUISITION OF DISCOUNTED LOANS. Many of the discounted loans purchased by the Company are performing loans. In order to determine the amount that it will bid to acquire performing discounted loans, the Bank considers, among other factors, the yield expected to be earned, the geographic location of the loans, servicing restrictions, if any, the type and value of the collateral securing the loan and the length of time during which the loan has performed in accordance with its repayment terms. In order to determine the amount that it will bid to acquire non-performing discounted loans, in addition to the factors stated above, the Company estimates the amounts it will realize through its collection efforts or foreclosure and sale of the security property, net of expenses, and the length of time and costs required to complete the collection or foreclosure process.

     Prior to acquiring a pool of loans, LAC utilizes primarily third-party subcontractors to conduct an acquisition review of each loan pool. This review includes an evaluation of the seller's representations and warranties and of the adequacy of the applicable loan documentation (E.G., the existence of a note, including confirmation of the interest rate and outstanding loan balance, mortgage, title policy, borrower financial statements, tax returns, environmental reports, etc.). The current value of the security property is estimated utilizing various methods, considering, among other factors, the type of property, the loan balance, the recourse nature of the debt, the age and performance of the loan, and the resources of the borrower. For example, a performing, well seasoned pool of single family loans may receive a relatively limited collateral value review consisting of a drive by appraisal of select properties by a local broker, or in some cases, obtaining multiple broker opinions of value on all loans in the pool. As the value and complexity of the property increases, LAC's efforts to value the property also increase. For larger, more complex loans, LAC personnel may visit the collateral property, conduct an internal rental analysis of competing properties, or order asset searches on the borrowers and/or guarantors to identify other sources of repayment. New title searches and tax reports may also be obtained. LAC may also retain environmental consultants to review potential environmental issues. The amount of resources devoted to valuing collateral property is determined on a case by case basis for each pool acquired.

     An estimated value is prepared for each loan or pool of loans. The factors considered by LAC include the current status of the loan and the borrower (including payment history, bankruptcy and litigation considerations) taxes due, and, if non-performing, estimated foreclosure costs and length of time to conduct a foreclosure sale in the applicable state, estimated current market value of the property based on a limited marketing period, costs of taxes and insurance and maintenance of the property during the marketing period and fees and other costs incurred in connection with the sale of the property. The resulting price to be bid by LAC is generally at a discount from both the principal balance of the loan and the estimated value of the underlying collateral. All bids are prepared by or subject to the approval of LAC's President, D. Andrew Beal.

     If LAC is the successful bidder, a bid deposit, if required, will be forwarded to the selling entity. Prior to a loan being acquired, the Company's lending personnel, supplemented if necessary or appropriate by subcontractors, (generally different than the ones who conducted the initial evaluation review) perform a more in-depth review of the loan documents to determine and categorize the extent of loan documentation deficiencies and review LAC's analysis of value. The Company reviews loans by conducting a comprehensive inspection of all documentation relating to the loans and by obtaining current credit reports, when appropriate. Depending on the circumstances, the Company's due diligence team may use local counsel and engineering and environmental experts, to assist in the evaluation and verification of this information and the gathering of other information not previously made available by the seller. For example, there may be maintenance and occupancy problems associated with the collateral which this additional review may reveal. Based upon the review performed by the Company's lending personnel, a recommendation is made to the appropriate Company loan committee which determines whether the Company should purchase the loans covered by the bid. In the event that the Company's applicable loan committee declines to purchase the loans, the right to purchase may be sold to a third party or LAC may forfeit its deposit or be subject to additional penalties as set forth in the contract, including the remedy of specific performance.

     Upon purchase, each loan file is then reviewed by the loan servicing department to ensure the adequacy and completeness of the documentation securing the Company's interest in the underlying collateral and to correct loan documentation, and as appropriate, other file deficiencies. Large loans are assigned to a loan officer. Loan resolution alternatives for non-performing loans consist primarily of the following: (i) the borrower brings the loan current in accordance with original or modified terms, (ii) the borrower repays the loan, (iii) the Company sells the loan to a third party to resolve, (iv) the borrower agrees to deed the property to the Company in lieu of foreclosure, in which case it is classified as a foreclosed asset and held for sale by the Company, and (v) the Company forecloses on the loan and the property is either acquired at the foreclosure sale by a third party or by the Company, in which case it is classified as a foreclosed asset owned and held for sale by the Company. The loan officer evaluates all available information and pursues the best expected means of resolving the loan on the Company's behalf. In this regard, because the Company generally acquires the loan at a substantial discount from the outstanding principal balance of the loan and the value of the underlying collateral, the Company has the ability to modify the loan terms or otherwise make concessions to a borrower in the loan resolution process and still meet or exceed the targeted return to the Company.

     In the event of the bankruptcy of the borrower, the loan officer works closely with the Company's outside counsel. The loan officer determines the appropriate course of action, such as filing a proof of claim, moving to have the stay lifted or establishing procedures for monitoring the bankruptcy plan. The loan officer may also order property inspections and ensures that a current broker's opinion or appraisal is in the loan file. Property inspections continue until the loan is brought current or refinanced or the property is sold. A current broker's opinion of value is confirmed or an appraisal is also obtained prior to any foreclosure sale for bidding purposes.

     If a security property becomes a foreclosed asset, the Company obtains a new appraisal unless a current acceptable appraisal is available. The Company then determines whether any repairs should be made to the property and the initial price to list the property under circumstances which are intended to result generally in a quick sale of the property. The Company then markets the property and supervises the management of the property until it is sold. The Company also generally retains a management firm to manage its commercial and multi-family foreclosed assets. For information about the Company's foreclosed assets, see "- Loan Delinquencies and Non-Performing Assets."

     The Company generally anticipates a three to eighteen month period to resolve large non-performing commercial and multi-family real estate loans, which is longer than it generally takes to resolve the Company's discounted non-performing single-family residential loans due to the complexity and wide variety of issues that may occur with respect to a delinquent commercial or multi-family real estate loan. Unlike single-family residential loans, however, commercial and multi-family real estate loans frequently provide some income to the Company, which may be the case even in a bankruptcy situation if a receiver has been appointed for the property.

     ONE- TO FOUR-FAMILY RESIDENTIAL MORTGAGE LENDING. At June 30, 1996, the Company's one- to four-family residential mortgage loans totaled $273.8 million, or 22.5% of the Company's gross loan portfolio. At that date, the Company's net one- to four-family residential mortgage loan portfolio totaled $226.3 million, or 25.2% of the Company's net loan portfolio. The Company generally does not originate one- to four-family residential loans other than loans made to facilitate the sale of foreclosed assets, however, the Company has purchased such loans from correspondent financial institutions and brokers. Consistent with its asset/liability objectives, the Company may sell a portion of the purchased one- to four-family residential mortgage loans to the FNMA and other secondary market purchasers after the loan files have been reviewed and deficiencies corrected by Bank personnel to ensure loan documentation complies with the purchaser's standards.

     MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING. The Company originates a limited amount of loans for the purchase, construction, refurbishing and development of commercial and multi-family real estate. Substantially all of the multi-family and commercial real estate loans originated by the Company are secured by properties located in the Company's primary market area. At June 30, 1996, $321.4 million, or 26.4% of the Company's gross loan portfolio, consisted of 799 loans secured by commercial real estate and $341.7 million, or 28.0% of the Company's gross loan portfolio, consisted of 550 loans secured by multi-family residential properties. At that date, $242.7 million, or 27.0% of the Company's net loan portfolio, consisted of loans secured by commercial real estate and $231.0 million, or 25.7% of the Company's net loan portfolio, consisted of loans secured by multi-family residential properties.

     Included in the multi-family residential portfolio are 66 loans aggregating $189.3 million in gross principal amount at June 30, 1996 ($111.7 million net of purchase discount). These loans were purchased from HUD in October, 1995. All of these HUD Loans are secured by first mortgage liens. In addition, the Company has second mortgage liens on two of these properties.

     The properties which secure the HUD Loans are predominately located in five states, Texas, Florida, Louisiana, California and Missouri, which had $42.3 million, $28.7 million, $24.7 million, $18.0 million and $16.7 million gross principal amount of loans, respectively. The balance of the loans are located in the Southeastern and Southwestern states.

     The HUD Loans were acquired by HUD pursuant to various insurance programs of the FHA. Under programs of the FHA, a lending institution may assign a defaulted FHA-insured loan to HUD because of an economic hardship on the part of the borrower which precludes the borrower from making the scheduled principal and interest payment on the loan. Once a loan is assigned to HUD, the FHA insurance is paid and the loan is no longer insured. As a result, none of the HUD Loans are insured by the FHA.

     HUD assistance to borrowers is provided in the form of Provisional Workout Agreements ("PWA") which are forbearance agreements under which the borrower either makes a monthly payment less than or equal to the original monthly payment or makes a monthly payment more than the original monthly payment to make up for arrearages. These agreements vary in duration. Under the terms of the contract governing the sale of the HUD Loans, the Company is obligated to comply with the terms of any PWA until the term of the agreement expires or is cancelled pursuant to its terms or there is a default under the PWA.

     Subsequent to June 30, 1996, the Company purchased an additional 24 loans aggregating $111.8 million in gross principal amount at June 30, 1996. All of these HUD Loans are secured by first mortgage liens except for one second mortgage lien on a property the Company also has the first mortgage lien.

     The properties which secure these HUD Loans are predominately located in three states, Florida, Massachusetts and Ohio, which had $61.4 million, $24.0 million and $14.6 million gross principal amount of loans, respectively. Two of these loans, located in Massachusetts and Florida had balances of $16.0 million and $12.5 million, respectively. The balance are located in Maryland, Indiana and Kentucky.

     Included in this purchase are 16 properties aggregating $70.8 million in gross principal amount at June 30, 1996 which are the subject of bankruptcy proceedings. Each of these properties are limited partnerships sharing a common general partner. The Company is negotiating with the general partner in an attempt to reach an acceptable reorganization plan.

     The terms of commercial and multi-family real estate loans originated by the Company are individually negotiated on a case by case basis, however, these loans generally have terms ranging up to seven years with adjustable rates of interest. Rates on these loans generally float with changes in the prime rate. Such loans generally do not contain caps on the maximum amount of interest which may be charged over the term of the loan but may contain a floor below which the interest rate on the loan may not fall. In addition to the payment of principal and interest on these loans, the Company may receive an additional fee or a share in the profits from the project upon the completion of the construction or refurbishment of the underlying property. The Company's commercial and multi-family real estate loans provide for recourse against the security property and, in most circumstances, require the borrower to be personally liable for all or a portion of the loan.

     Multi-family and commercial real estate loans are generally underwritten in amounts of up to 85% of the lesser of cost or the appraised value of the underlying property. Appraisals on properties securing multi-family and commercial real estate loans originated by the Company are generally performed by an independent fee appraiser designated by the Company before the loan is made. All appraisals on multi-family and commercial real estate loans are reviewed by the Company's management. In addition, the Company's underwriting procedures require verification of the borrower's credit history, financial statements, references and income projections for the property.

     While the Company continues to monitor both purchased and originated multi-family and commercial real estate loans through its semi-annual asset review process, updated appraisals are not normally obtained after loan purchase or origination unless the Company's asset review process raises questions regarding the value of the collateral. In order to monitor the adequacy of cash flows on income-producing properties, the borrower is notified semi-annually, requesting financial statements and other information from the borrower and guarantor, including but not limited to information pertaining to rental rates and income, maintenance costs and an update of real estate property tax payments.

     Multi-family and commercial real estate loans generally present a higher level of risk than do loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on commercial properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. Commercial real estate loans also involve many of the same risks discussed below regarding construction loans. The Company has attempted to minimize these risks through its underwriting and investment standards and by lending primarily on existing income-producing properties. At June 30, 1996, $160.0 million, or 24.1% of the multi-family and commercial real estate gross loan portfolio, was delinquent 90 days or more, substantially all of which was purchased non-performing. At that date, net non-performing multi-family and commercial real estate loans totaled $85.9 million.

     CONSTRUCTION, DEVELOPMENT AND LAND LENDING. The Company initiated a construction lending program in January 1993. The Company originates construction and development loans to builders and developers, based on demonstrated experience and financial condition, primarily for the construction of one- to four-family residences that have been pre-sold, for speculative and/or model homes or for the development of single family lots. These loans increase the yield on, and the proportion of interest rate sensitive loans in, the Company's portfolio. The Company generally does not make construction loans on single-family residences to individuals who will ultimately be the owner-occupier of the house or construction loans to builders and developers for the construction of commercial real estate projects, including multi-family residences. The Company's construction loans for owner-occupied residential property do not convert to permanent loans upon completion of the construction phase. At June 30, 1996, the Company's construction loan portfolio totaled $85.1 million, or 7.0% of its gross loan portfolio. At that date, the Company's construction loan portfolio, totaled $57.0 million, or 6.4% of its net loan portfolio. Substantially all of these loans are secured by property located within the Dallas/Ft. Worth Metroplex or Austin, El Paso, Temple, Belton and Killeen, Texas.

     The application for this program generally requires the builder to provide information to the Company, including the builder's financial condition, experience and other background information. Following the Company's independent review and acceptance of a builder into the program, the Company's appropriate loan committee establishes a guidance limit which represents the maximum amount of credit the Company will consider lending to the builder. At June 30, 1996, the Company had residential construction lines of credit outstanding to approximately 30 builders. The Company will extend a builder a loan for up to a maximum of $125,000 to $400,000 per house with the approval of both the Construction Lending Manager and either the Company's Senior Vice President-Lending or the President consistent with the terms of the borrower's guidance limit. The Company obtains personal guarantees for substantially all of its construction loans.

     At June 30, 1996, the Company had 470 construction loans to builders of one- to four-family residences totaling $40.5 million (of which approximately 62.0% represented pre-sold homes) of which $24.5 million was funded. At
June 30, 1996, the largest guidance limit approval to one builder or group of related builders totaled $6.0 million, of which $3.5 million was funded.

     Construction loans for the construction of one- to four-family residences generally require the payment of interest only for a term of six to 12 months. Construction loans provide for the payment of loan origination fees from loan proceeds and carry adjustable rates of interest. Construction loan proceeds are disbursed in increments as construction progresses. Disbursements are scheduled by contract, with the Company reviewing the progress of the underlying construction project prior to each disbursement.

     The loan application process includes a submission to the Company of accurate plans, specifications and costs of the project to be constructed. The Company also reviews the borrower's existing financial condition and total debt outstanding. Loans are based on the appraised value of the underlying
collateral, as completed.   These items are also used as a basis to determine
the appraised value of the subject property. Construction loans on pre-sold homes are based on the lesser of 80% of the current appraised value or 100% of the cost (land plus buildings) of construction (typically, 75% of the current appraisal value and 95% of the cost, respectively for construction loans on speculative or model homes). Draws on construction loans are made only after an inspection of the property is made by an experienced outside inspector or by Bank personnel with significant experience in the inspection of homes under construction. With respect to development loans originated by the Company, the builder or developer is required to submit detailed bids obtained from subcontractors which reflect the estimated costs of the project. The Company may require commitments for the purchase of the lots to be developed prior to the Company advancing funds. The Company's development loan agreements generally provide that principal repayments are required as individual lots are sold to third parties so that the remaining loan balance is in proportion to the value of the remaining security.

     The Company has recently determined to limit its construction loans to the construction of one- to four-family residences located in one of the Company's residential developments. As a result, the Company anticipates a decrease in the origination of construction loans.

     In addition to construction loans, the Company originates and has purchased land loans secured by residential lots and land held for the development of single-family lots and, to a much lesser extent, loans secured by land utilized for agricultural or ranching purposes. As of June 30, 1996, land loans totaled $100.0 million, or 8.2% of the Company's gross loan portfolio. At that date, net land loans totaled $75.9 million, or 8.5% of the Company's net loan portfolio. These loans are generally underwritten in amounts up to 65% of appraised value and typically have terms that are individually negotiated on a case-by-case basis. The majority of land loans have adjustable rates of interest and some may have a profit participation interest.

     Construction, development and land lending is generally considered to involve a higher level of credit risk than permanent one- to four-family residential lending, due to the concentration of principal in a limited number of loans and borrowers and/or the effects of general economic conditions on development projects, real estate developers, managers or homebuilders. In addition, the nature of these loans is such that they are more difficult to evaluate and monitor. Construction and land loans also involve many of the same risks discussed regarding commercial and multi-family loans and tend to be more sensitive to general economic conditions than many other types of loans. The Company's risk of loss on a construction or land loan is dependent largely upon the accuracy of the initial estimate of the property's value upon completion of the project and the estimated cost (including interest) of the project. Because of the uncertainties inherent in estimating construction costs and the market for the project upon completion, it is relatively difficult to evaluate accurately the total loan funds requested to complete a project, the related loan-to-value ratios and the likelihood of ultimate success of the project. If the estimate of construction or development cost proves to be inaccurate, the Company may be required to advance funds beyond the amount originally committed in order to permit completion of the project. If the estimate of value proves to be inaccurate, the Company may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment. When loan payments become due, borrowers may experience cash flow from the property which is not adequate to service total debt. In such cases, the Company may be required to modify the terms of the loan. The Company attempts to mitigate these risks by dealing primarily with experienced builders. In addition, the Company monitors the progress and condition of homes under construction prior to each draw and verifies the builder's credit no less frequently than semi-annually through an independent credit reporting service. See "- Loan Delinquencies and Non-Performing Assets."

     At June 30, 1996, there were two construction loans and 49 land loans with aggregate gross principal balances of $13.6 million delinquent 90 days or more. At that date, net non-performing land loans totaled $8.3 million.

     CONSUMER LENDING. The Company originates loans secured by savings deposits and has purchased other consumer loans, including loans secured by timeshare agreements. At June 30, 1996, the gross consumer loan portfolio totaled $66.3 million, or 5.4% of the gross loan portfolio, and was predominately fixed-rate loans. At that date, net consumer loans totaled $53.2 million, or 5.9% of the Company's net loan portfolio.

     Prior to May, 1996, the Company indirectly originated and purchased one- to four-family junior lien loans from correspondent financial institutions, brokers and home improvement contractors. Although the loan documentation utilized was the seller's, the Company approved the loan prior to purchase utilizing the Company's underwriting standards and, in the case of home improvement contractors, funded the loan upon assignment. The underwriting standards employed included a determination of the applicant's payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant was a consideration, because these loans were generally made to credit-impaired borrowers, the primary consideration in the underwriting process was a comparison of the value of the security in relation to the proposed loan amount.

     One- to four-family junior lien loans were generally made at fixed rates for terms of up to 15 years. Generally, such loans did not exceed 90% of the property's appraisal value less the amount owed, if any, on any other mortgages or liens. One- to four-family junior lien loans are secured by a lien on the underlying real estate. The Company required a title search on all one- to four-family junior lien loans.

     Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured. In some cases, the collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. In addition, consumer loan collections are dependent on the borrower's continuing financial stability and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which may be recovered on such loans. At June 30, 1996, there were 873 consumer loans with aggregate gross principal balances of $12.4 million ($9.4 million, net of purchase discount) delinquent in excess of 90 days.

     COMMERCIAL BUSINESS LENDING. At June 30, 1996, the Company had $29.9 million in commercial business loans outstanding, or 2.5% of the Company's gross loan portfolio, all of which were purchased discounted loans. At that date, the Company had $11.2 million of net commercial business loans outstanding, or 1.3% of the Company's net loan portfolio. The Company's loans include loans to finance accounts receivable, inventory and equipment. Management does not currently contemplate any significant increase in the ratio of this portfolio to the Company's total loan portfolio.

     Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

     FOREIGN LENDING ACTIVITY. The Company is exploring foreign lending to, or through its subsidiaries making direct equity investments in, real estate related projects or other business ventures located in, among other areas, Mexico, South America and Europe. In this regard, in July 1995, the Texas Department directed that neither the Bank nor its subsidiaries shall lend, invest or engage in any new activities or expand any current activities outside the continental United States without its prior written approval.

     Foreign lending and investment generally involves greater risks than do lending and investment in the United States. Foreign economies differ favorably or unfavorably from the United States' economy in such respects as the level of inflation and debt, which may result in fluctuations in the value of the country's currency and real property. Further, there may be less government regulation in various countries, and difficulty in enforcing legal rights outside the United States. Additionally, in some foreign countries, there is the possibility of expropriation or confiscatory taxation, limitations on the removal of property or other assets, political or social instability or diplomatic developments which could affect the operations and assets of U.S. companies doing business in that country. Many of these risks are more pronounced for activities in developing or emerging countries, such as the countries in which the Company is exploring lending or investment opportunities. The Company's management is not experienced in the area of foreign lending or investment.

     Except as described below, the Company (including its subsidiaries) has not made any foreign loans or investments, and, although it continues to explore possible opportunities, it currently has not identified any such loans or investments that it intends to make.

     During fiscal 1996 the Bank received authority from the Texas Department to originate up to $15.0 million in loans to Mexican nationals secured by real estate located in Mexico with an appraised value at least equal to twice the loan amount, and that no more than $5.0 million will be loaned to a single borrower. All transactions must be dollar denominated to avoid the currency exchange risk. As of June 30, 1996, one loan with a book balance of $4.9 million had been funded under this program. See "- Subsidiaries - Foreign Lending Corporation."

     At June 30, 1996, the Company had less than $2.0 million in principal balance of loans that were originated in the United States but secured by the right to use time-share properties located primarily in Spain, Mexico, Bermuda, the Bahamas or the Caribbean region.

LOAN DELINQUENCIES AND NON-PERFORMING ASSETS

     When a borrower fails to make a required payment on a loan, the Company attempts to cause the delinquency to be cured by contacting the borrower. A past due notice is sent when the loan is 10 days past due. A delinquency notice is sent 15 days after the due date and a late charge is assessed in accordance with the loan terms. If the delinquency is not cured by the 30th day, a default warning is sent to the borrower. Other written and verbal contacts may be made with the borrower between five and 90 days after the due date. If the delinquency continues for a period of 90 days, the Company usually institutes appropriate action to foreclose on the property. If foreclosed, the property is sold and may be purchased by the Company. Delinquent consumer loans are handled in a generally similar manner. The Company's procedures for repossession and sale of consumer collateral are subject to various requirements under the consumer protection laws of the applicable state.

     The following table sets forth the Company's loan delinquencies by type, by amount and by percentage of type at June 30, 1996.

                                                    Loans Delinquent For:
                                 -------------------------------------------------------------
                                          60-89 Days                    90 Days and Over                Total Delinquent Loans
                                 ----------------------------- -------------------------------   ----------------------------------
                                                      Percent                          Percent                             Percent
                                                      of Loan                          of Loan                             of Loan
                                  Number    Amount   Category   Number       Amount   Category     Number       Amount    Category
                                 --------  -------- ---------- --------    ---------- --------   ----------   ---------- ----------
                                                                     (Dollars in Thousands)
Real Estate:
  One- to four-family -
    first liens. . . . . . . .      118     $2,321      .85%       559       $ 21,159     7.73%       677       $ 23,480      8.58%
  Commercial . . . . . . . . .        4        386      .12         92         52,816    16.43         96         53,202     16.55
  Multi-family . . . . . . . .        7      2,998      .88         53        107,180    31.37         60        110,178     32.24
  Construction or
    development. . . . . . . .      ---        ---      ---          2            156      .18          2            156       .18
  Land . . . . . . . . . . . .        4        421      .42         49         13,404    13.40         53         13,825     13.82
                                    ---      -----                ----        -------                ----        -------
    Total real estate. . . . .      133      6,126      .55        755        194,715    17.35        888        200,841     17.90
Other Loans:
 Consumer Loans:
  One-to four-family
    junior lien. . . . . . . .       60      1,179     2.35        343         10,225    20.39        403         11,404     22.74
  Timeshares . . . . . . . . .       23         47      .60        486          1,630    20.87        509          1,677     21.48
  Other. . . . . . . . . . . .       15        109     1.30         44            573     6.84         59            682      8.15
                                    ---     ------                ----        -------                ----        -------
   Total consumer loans. . . .       98      1,335     2.01        873         12,428    18.74        971         13,763     20.75
Commercial business. . . . . .        2        268      .90         51          7,778    26.03         53          8,046     26.92
                                    ---     ------                ----        -------                ----        -------
   Total other loans . . . . .      100      1,603     1.67        924         20,206    21.00      1,024         21,809     22.67
                                    ---     ------                ----        -------              ------        -------
   Total loans . . . . . . . .      233      7,729      .63      1,679        214,921    17.64      1,912        222,650    18.28
Less:
Unearned discounts . . . . . .               1,493                             92,341                             93,834
                                            ------                           --------                           --------
    Total Loans, net . . . . .              $6,236      .69                  $122,580    13.66                  $128,816     14.35
                                    ---     ------                           --------                           --------
                                    ---     ------                           --------                           --------


     At June 30, 1996, the Company's non-performing loans included 206 loans aggregating $52.8 million for which foreclosure proceedings had been commenced. At that date, 296 loans involved borrowers involved in bankruptcy proceedings representing approximately $31.5 million of delinquent loans in the Company's loan portfolio.

     The following table sets forth the amounts and categories of non-performing assets in the Company's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. Such loans remain on non-accrual status until the earlier of legal foreclosure, or relinquishment of control of the collateral by the borrower, or the collection of principal or interest is no longer doubtful. For all years presented, the Company has had no troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans below net book value or making loans at a rate materially less than that of market rates). Foreclosed assets include assets acquired in settlement of loans.

                                                                                            June 30,
                                                              ---------------------------------------------------------------------
                                                                1992           1993           1994           1995           1996
                                                              ---------------------------------------------------------------------
                                                                                     (Dollars in Thousands)
          Non-accruing loans:
          Real estate:
            One- to four-family. . . . . . . . . . . .         $ 1,945        $ 1,732        $ 3,185        $11,093       $    ---
            Commercial . . . . . . . . . . . . . . . .             687            248         14,492         16,816         35,004
            Construction . . . . . . . . . . . . . . .             ---            ---            ---             93            156
            Multi-family . . . . . . . . . . . . . . .             ---            580          4,883          9,507         51,934
            Land . . . . . . . . . . . . . . . . . . .             ---          2,433          3,282          8,056          7,961
          Consumer:
            One- to four-family - junior liens . . . .              14            193          1,185          2,850         10,157
            Timeshares . . . . . . . . . . . . . . . .             308            554          1,019          1,673          1,630
            Other consumer . . . . . . . . . . . . . .              98            525            476            545            641
          Commercial business. . . . . . . . . . . . .             ---             78          2,320          7,357          7,777
            Purchase discounts . . . . . . . . . . . .          (1,230)        (1,864)       (14,063)       (22,011)       (59,978)
                                                               -------        -------        -------        -------       --------
                Total (net). . . . . . . . . . . . . .           1,822          4,479        16,779          35,979         55,282

          Accruing loans delinquent more than
             90 days:
          Real estate:
            One- to four-family. . . . . . . . . . . .             ---            ---            583            ---         21,159
            Multi-family . . . . . . . . . . . . . . .             ---            ---            106            ---         55,247
            Commercial . . . . . . . . . . . . . . . .             ---            200             77            ---         17,811
            Land . . . . . . . . . . . . . . . . . . .             ---            ---            ---            ---          5,444
          Consumer:
            One to four-family - junior liens. . . . .             202            ---             80            ---            ---
            Purchase discounts . . . . . . . . . . . .             (77)           (62)          (347)           ---        (32,363)
                                                               -------       - ------        -------        -------       --------
                Total (net). . . . . . . . . . . . . .             125            138            499            ---         67,298

          Foreclosed assets:
          Real estate:
            One- to four-family. . . . . . . . . . . .              82            651            481          1,525          1,799
            Commercial . . . . . . . . . . . . . . . .             269            302          1,456          3,026          9,148
            Multi-family . . . . . . . . . . . . . . .             ---            ---            ---          3,633         15,010
            Construction . . . . . . . . . . . . . . .             ---          1,987            ---            ---            300
            Land . . . . . . . . . . . . . . . . . . .              13            ---            365            570          1,456
          Consumer:
            Timeshares . . . . . . . . . . . . . . . .             ---            ---            ---             36             32
                                                               -------        -------        -------        -------       --------
                Total (net). . . . . . . . . . . . . .             364          2,940          2,302          8,790         27,745
                                                               -------        -------        -------        -------       --------

          Total non-performing assets. . . . . . . . .         $ 2,311        $ 7,557        $19,580        $44,769       $150,325
                                                               -------        -------        -------        -------       --------
                                                               -------        -------        -------        -------       --------
          Total as a percentage of total assets. . . .           3.58%          6.36%          7.95%          7.07%         11.84%
                                                                 ----           ----           ----           ----          -----
                                                                 ----           ----           ----           ----          -----

     For the year ended June 30, 1996 gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $8.3 million. The amount that was included in interest income on such loans was $2.8 million for the year ended June 30, 1996.

     NON-ACCRUING LOANS. As of June 30, 1996, the Company had approximately $55.3 million in net non-accruing loans, which constituted 6.2% of the Company's net loan portfolio. Certain of the Company's loans are classified as non-accruing due to problems related to the financial condition of the borrower.
The following is a brief summary of each non-accruing loan with a net principal balance of over $2.5 million at June 30, 1996.

     Retirement Facility, Northern Florida. The Company purchased this loan in fiscal 1996. The net book balance at June 30, 1996 of $6.4 million is secured by a first lien on an independent living/retirement community of approximately
510 units.   The borrower entered into bankruptcy proceedings in June, 1996 and the Company is seeking to have a receiver appointed.

     Apartment Complex, Los Angeles, California. The Company purchased this loan in fiscal 1996. The net book balance at June 30, 1996 of $2.8 million is secured by a first lien on an apartment complex of approximately 200 units. The Company anticipates foreclosing on this loan in January, 1997.

     Adult Congregate Living Facility, Miami, Florida. This non-performing loan with a net book balance of $2.5 million at June 30, 1996 is secured by a first lien on a 180 bed facility. Subsequent to June 30, 1996 the Company agreed to a payment in excess of book value to be made in November, 1996 and may pursue a deficiency judgment against the guarantors.

     Apartment Complex, Los Angeles, California. The Company purchased this loan in fiscal 1996. The net book balance at June 30, 1996 of $2.8 million is secured by a first lien on an apartment complex of approximately 110 units. In September, 1996 a plan of reorganization was approved by the Company and the bankruptcy court modifying the loan.

     ACCRUING LOANS DELINQUENT MORE THAN 90 DAYS. As of June 30, 1996, the Company had $67.3 million of accruing loans delinquent more than 90 days. The Company continues to accrue interest on these loans because the value of the underlying collateral is deemed to be in excess of principal and accrued interest. The following is a brief summary of such loans with a June 30, 1996 net principal balance in excess of $2.5 million.

     Apartment Complex, Carson City, Nevada. The Company purchased this loan in fiscal 1996. The net book balance at June 30, 1996 of $4.8 million is secured by a first lien on an apartment complex of approximately 200 units. The Company anticipates foreclosing on this loan in September, 1996.


     Apartment Complex, Northern California. The Company purchased this loan in fiscal 1996. The net book balance at June 30, 1996 of $3.4 million is secured by a first lien on an apartment complex of approximately 120 units. The loan is currently in default, and the Company anticipates foreclosing on this loan in September, 1996.

     Apartment Complex, South Texas.   The Company purchased this loan in fiscal
1996. The net book balance at June 30, 1996 of $3.2 million is secured by a first lien on an apartment complex of approximately 220 units. In September, 1996 the borrower filed for Chapter 11 bankruptcy protection.

     Shopping Center, Shawnee, Kansas. In December 1995 the Company purchased a 69.29% participation interest in a $7.0 million loan secured by a first deed of trust on a 180,000 square foot shopping center. The Company's net book value at June 30, 1996 was $3.0 million. There is $1.0 million in delinquent taxes owed on the property. Despite the borrower filing Chapter 11 Bankruptcy, the Company is attempting to foreclose on the property and anticipates doing so in December, 1996.

     Apartment Complex, Los Angeles, California. The Company purchased this loan in fiscal 1996. The net book balance at June 30, 1996 of $2.8 million is secured by a first lien on an apartment complex of approximately 110 units. In September, 1996 a plan of reorganization was approved by the Company and the bankruptcy court.

     FORECLOSED ASSETS. As of June 30, 1996, the Company had approximately $27.7 million in carrying value of foreclosed assets. Included in foreclosed assets were 36 one- to four-family mortgage loans aggregating $1.8 million, 29 commercial and multi-family real estate loans totaling $24.2 million (of which $2.3 million of assets are held by the Company's subsidiary, BRE), and eight construction, development and land loans aggregating $1.8 million. See "- Subsidiaries of the Company."

     OTHER LOANS OF CONCERN. In addition to the non-performing assets set forth in the previous table, as of June 30, 1996 the Company had approximately $52.0 million of net loans, which includes $49.8 million of commercial and multi-family real estate loans and $2.2 million of other loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concern as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. The following is a summary of such loans with a June 30, 1996 net principal balance in excess of $2.5 million.

     Retirement Center, Southern Arizona. The Company purchased this loan in fiscal 1996. The net book balance at June 30, 1996 of $3.4 million is secured
by a first lien on a retirement center with approximately 200 units.   The
borrower was performing at June 30, 1996 in accordance with a PWA, which was cancelled subsequently by the Company in accordance with its terms. The Company anticipates foreclosing on this loan in October, 1996.

     Apartment Complex, Southern Louisiana. The Company purchased this loan in fiscal 1996. The net book balance at June 30, 1996 of $2.8 million is secured by a first lien on an apartment complex of approximately 200 units. The borrower was performing at June 30, 1996 in accordance with a PWA, which was cancelled subsequently by the Company in accordance with its terms. The Company anticipates foreclosing on this loan in November, 1996.

     Apartment Complex, Northern Louisiana. The Company purchased this loan in fiscal 1996. The net book balance at June 30, 1996 of $2.8 million is secured by a first lien on an apartment complex of approximately 100 units. The borrower was performing at June 30, 1996 in accordance with a PWA, which was cancelled subsequently by the Company in accordance with its terms. The Company anticipates foreclosing on this loan in December, 1996.

     CLASSIFIED ASSETS. The FDIC requires the classification of a savings bank's problem assets. Management of the Company classifies all problem assets as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values,

"highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

     When the Company classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When the Company classifies problem assets as "loss," it will charge off such amount. The Company reviews its asset portfolio and classifies certain assets semi-annually. In addition, the Company's determination as to the classification of its assets and the amount of its valuation allowances is reviewed by the Texas Department and the FDIC during their examinations of the Company, which may result in the establishment of additional general or specific loss allowances.

     The Company reviews the problem loans and other assets to determine whether any loans or other assets require classification on a monthly basis. Net classified assets of the Company as of the dates indicated were as follows:


                                                               June 30, 1996
                                                          ----------------------
                                                          (Dollars In Thousands)
          Substandard. . . . . . . . . . . . . . .                $87,713
          Doubtful . . . . . . . . . . . . . . . .                  1,080
          Loss . . . . . . . . . . . . . . . . . .                    ---
                                                                   ------
               Total Classified Assets . . . . . .                $88,793
                                                                  -------
                                                                  -------

     ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through provisions for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation includes a review of the loan portfolio including those loans of which full collectibility may not be reasonably assured, current economic conditions, historical loan loss experience, loan volume and growth, the composition of the loan portfolio and other factors that warrant recognition in providing for an adequate allowance for loan losses. The Company also developed certain asset review policies and procedures which established minimum general loan loss reserves for all types of loans. In determining the general reserves under these policies historical charge-offs and recoveries, changes in the mix and levels of the various types of loans, fair values, the current loan portfolio and current economic conditions are considered. These policies also require additional reserves for all delinquent and classified loans. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company establishes a specific allowance against a given loan when management perceives a problem in that loan that may result in a loss. The Company continues to monitor and modify its allowances for general and specific loan losses as economic conditions dictate. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurances that such losses will not exceed the estimated amounts. In addition, various regulatory agencies periodically review the allowance for loan losses and may require that additions be made based upon their judgment of information available to them at the time of their examination.

     Real estate properties acquired through, or in lieu of loan foreclosure are initially recorded at fair value less estimated cost to sell at date of foreclosure. Valuations are periodically performed by management and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds its estimated net realizable value.

The following table sets forth an analysis of the Company's allowance for loan losses at the dates indicated.


                                                                         Year Ended June 30,
                                                           -----------------------------------------------
                                                            1992      1993      1994      1995      1996
                                                           -------   -------   -------   -------   -------
                                                                       (Dollars in Thousands)

Balance at beginning of period . . . . . . . . . . . .       $189      $550    $1,245    $3,547   $ 6,137

Charge-offs:
  One- to four-family. . . . . . . . . . . . . . . . .         46        30       174       440       845
  Commercial . . . . . . . . . . . . . . . . . . . . .         --        --        36       534        28
  Multi-family . . . . . . . . . . . . . . . . . . . .         --        --        --        --        80
  Construction and development . . . . . . . . . . . .         --        --        --        --        35
  Land . . . . . . . . . . . . . . . . . . . . . . . .         --        --       203        39       362
  Consumer . . . . . . . . . . . . . . . . . . . . . .         --        59       173       449       858
  Commercial business. . . . . . . . . . . . . . . . .         --        --        --        --     1,177
                                                           ------    ------    ------    ------    ------
                                                               46        89       586     1,462     3,385

Recoveries:
  One- to four-family. . . . . . . . . . . . . . . . .         --        --        --         2         1
  Consumer . . . . . . . . . . . . . . . . . . . . . .         --        --        --         5        18
  Commercial business. . . . . . . . . . . . . . . . .         --        --        --        --        17
                                                           ------    ------    ------    ------    ------

Net charge-offs. . . . . . . . . . . . . . . . . . . .         46        89       586     1,455     3,349
Additions charged to operations. . . . . . . . . . . .        407       784     2,888     4,045     9,044
                                                           ------    ------    ------    ------    ------
Balance at end of period . . . . . . . . . . . . . . .       $550    $1,245   $ 3,547    $6,137   $11,832
                                                             ----    ------   -------    ------   -------
                                                             ----    ------   -------    ------   -------


Ratio of net charge-offs during the
 period to average loans outstanding during
 the period. . . . . . . . . . . . . . . . . . . . . .       .12%      .11%      .40%      .40%      .44%

Ratio of net charge-offs during the period to
 average non-performing assets . . . . . . . . . . . .      2.86%     1.80%     4.32%     4.52%     2.95%

     The distribution of the Company's allowance for loan losses at the dates indicated is summarized as follows:



                                                                             June 30,
                                        -----------------------------------------------------------------------------------------
                                                       1992                               1993                             1994
                                        -----------------------------------------------------------------------------------------
                                                                  Percent                            Percent
                                                                 of Loans                           of Loans
                                                       Loan       in Each                 Loan       in Each               Loan
                                        Amount of     Amounts    Category    Amount of   Amounts    Category  Amount of   Amounts
                                        Loan Loss       by       to Total    Loan Loss     by       to Total  Loan Loss     by
                                        Allowance    Category      Loans     Allowance  Category      Loans   Allowance  Category
                                        ---------   ----------  ---------  -----------  --------    --------  ---------  --------
                                                                           (Dollars In Thousands)
One- to four-family. . . . . . . . .       $   94    $ 44,159      51.38%    $   114   $ 62,540       42.52%  $    90    $  67,169
Multi-family . . . . . . . . . . . .           26      10,516      12.24         110     20,675       14.06       139       55,633
Commercial real estate . . . . . . .            5      13,234      15.40         216     30,271       20.58       303       93,496
Construction and development . . . .           --       1,600       1.86          17      3,893        2.65        50       27,100
Land . . . . . . . . . . . . . . . .           --       6,332       7.37         101      7,089        4.82        81        9,889
One- to four-family junior liens . .            1       2,654       3.09          92      9,993        6.80        29       19,549
Timeshares . . . . . . . . . . . . .            2          74        .09          --      1,599        1.09        --       18,249
Other consumer . . . . . . . . . . .           --       6,442       7.50         200      3,747        2.55       151        7,139
Commercial business. . . . . . . . .          112         919       1.07         200      7,253        4.93       151        9,662
Unallocated. . . . . . . . . . . . .          310          --         --         195         --          --     2,553           --
                                            -----     -------     ------      ------   --------      ------    ------      -------

     Total . . . . . . . . . . . . .        $ 550      85,930     100.00%     $1,245    147,060      100.00%    $3,547      307,886
                                            -----                ------       ------                 ------    ------
                                            -----                ------       ------                 ------    ------

Less:
- ----
  Loans in process . . . . . . . . .                       --                             1,558                             11,235
  Loans held for sale, net . . . . .                       --                                --                                 --
  Deferred fees and
    discounts. . . . . . . . . . . .                   27,612                            43,447                             73,190
  Allowance for loan losses. . . . .                      550                             1,245                              3,547
                                                      -------                           -------                           --------
     Total loans
       receivable, net . . . . . . .                  $57,768                          $100,810                           $219,914
                                                      -------                           -------                           --------
                                                      -------                           -------                           --------

                                                                             June 30,
                                        ------------------------------------------------------------------------------
                                                                 1995                             1996
                                        ------------------------------------------------------------------------------
                                         Percent                            Percent                           Percent
                                        of Loans                           of Loans                          of Loans
                                         in Each                 Loan       in Each               Loan        in Each
                                        Category    Amount of   Amounts    Category  Amount of   Amounts     Category
                                        to Total    Loan Loss     by       to Total  Loan Loss     by        to Total
                                          Loans     Allowance  Category      Loans   Allowance  Category       Loans
                                       ---------  -----------  --------    --------  ---------  --------    ---------
                                                                      (Dollars In Thousands)
One- to four-family. . . . . . . . .      21.81%      $1,881   $237,585       35.70%   $ 3,153  $  273,780     22.47%
Multi-family . . . . . . . . . . . .      18.07          604    109,080       16.39        239     341,696     28.05
Commercial real estate . . . . . . .      30.37        1,276    124,985       18.78      2,788     321,385     26.38
Construction and development . . . .       8.80           88     51,284        7.71         19      85,133      6.99
Land . . . . . . . . . . . . . . . .       3.21          474     35,997        5.41        752     100,047      8.21
One- to four-family junior liens . .       6.35          577     44,999        6.76      1,873      50,146      4.12
Timeshares . . . . . . . . . . . . .       5.93          595     11,668        1.75        374       7,809       .64
Other consumer . . . . . . . . . . .       2.32          266      4,791         .72      1,138       8,373       .69
Commercial business. . . . . . . . .       3.14          376     45,060        6.77      1,496      29,886      2.45
Unallocated. . . . . . . . . . . . .         --           --         --          --         --          --        --
                                           -----     -------     ------      ------   --------      ------     -----

     Total . . . . . . . . . . . . .     100.00%      $6,137    665,449      100.00%   $11,832   1,218,255    100.00%
                                         ------       ------                 ------    -------                ------
                                         ------       ------                 ------    -------                ------

Less:
- ----
  Loans in process . . . . . . . . .                             21,217                             27,172
  Loans held for sale, net . . . . .                                866                                --
  Deferred fees and
    discounts. . . . . . . . . . . .                            144,927                            281,837
  Allowance for loan losses. . . . .                              6,137                             11,832
                                                               --------                         ----------
     Total loans
       receivable, net . . . . . . .                           $492,302                         $  897,414
                                                               --------                         ----------
                                                               --------                         ----------

INVESTMENT ACTIVITIES

     GENERAL. The investment policy of the Company, which is established by the Investment Committee and approved by the Company's and Bank's Board of Directors, is designed primarily to provide a portfolio of high quality, diversified instruments while seeking to optimize net interest income within acceptable limits of interest rate risk, credit risk and liquidity.

     Generally, the investment policy of the Company is to invest funds in interest-bearing deposits in banks, FHLB overnight deposits, FHLB of Dallas stock and GNMA securities based upon the Company's liquidity needs and performance objectives. It is the Company's general policy to purchase investment securities which are U.S. Government securities and federal agency obligations and other issues rated investment grade.

     The Bank must maintain minimum levels of investments that qualify as liquid assets under the Texas Department regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. The Bank maintains its liquidity at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At June 30, 1996, the Bank's liquidity ratio was 15.4%. See "Regulation - Liquidity."

     Texas-chartered savings banks have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, Texas-chartered savings banks may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a Texas-chartered savings bank is otherwise authorized to make directly.

     The following table sets forth the composition of the Company's investment in FHLB Stock, interest-bearing deposits with banks and mortgage-backed securities at the dates indicated.

                                                                 June 30,
                                          -------------------------------------------------------
                                               1994                1995                1996
                                          ---------------    ----------------    ----------------
                                          Book      % of      Book      % of      Book      % of
                                          Value     Total     Value     Total     Value     Total
                                          ------   ------    -------   ------    -------   ------
                                                          (Dollars in Thousands)
FHLB stock  . . . . . . . . . . . . . . . $1,573   100.00%   $ 7,475   100.00%   $ 9,340   100.00%
                                          ------   ------    -------   ------    -------   ------
                                          ------   ------    -------   ------    -------   ------
Interest-bearing deposits with banks. . . $4,930   100.00%   $31,044   100.00%   $54,838   100.00%
                                          ------   ------    -------   ------    -------   ------
                                          ------   ------    -------   ------    -------   ------

Mortgage-backed securities:
  GNMA  . . . . . . . . . . . . . . . . . $2,000   100.00%   $40,184    98.70%  $199,429   102.43%

Gross unrealized (loss) . . . . . . . . .    ---      ---        ---      ---     (1,328)    (.68)
Unamortized premium (discount). . . . . .      1      ---        530     1.30     (3,402)   (1.75)
                                          ------   ------    -------   ------    -------   ------
    Total mortgage-backed securities. . . $2,001   100.00%   $40,714   100.00%  $194,699   100.00%
                                          ------   ------    -------   ------    -------   ------
                                          ------   ------    -------   ------    -------   ------

     The Company's investment securities portfolio at June 30, 1996, contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10% of the Company's stockholders' equity, excluding those issued by the United States Government, or its agencies.

SOURCES OF FUNDS

     GENERAL. Beal Financial's primary source of funds are dividends which may be paid by the Bank. In addition, Beal Financial has the ability to access the capital markets, if necessary.

     The Bank's primary sources of funds are deposits, amortization and prepayment of loan principal, borrowings, and funds provided from operations and, from time to time, sales of assets. Management of the Bank closely monitors rates and terms of competing sources of funds on a regular basis and generally utilizes the sources which are the most cost effective.

     Borrowings, predominantly from the FHLB of Dallas, may be used on a short-term basis to compensate for reductions in deposits or deposit inflows at less than projected levels, and may be used on a longer-term basis to support expanded purchasing activities.

     DEPOSITS. The Bank's deposits consist of statement savings accounts, commercial demand deposit accounts, money market and certificate accounts. Certificates of deposit are the primary source of deposits because they generally are more responsive to market interest rates than other types of deposits, and thus more attractive to depositors. The Bank relies primarily on competitive pricing policies, advertising, and customer service to attract and retain these deposits. In this regard, the Bank generally prices its deposits at or above the highest rates offered by its competitors.

     In addition to retail deposits, from time to time the Bank obtains wholesale deposits through deposit brokers which solicit funds from their customers for deposit with the Bank. Brokered deposits amounted to $150.8 million or 16.9% of deposits at June 30, 1996. Brokered deposits generally are more responsive to changes in interest rates than retail deposits and, thus, are more likely to be withdrawn from the Bank upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. Although, the Bank currently does not have any plans to increase its brokered deposits, the amount may vary depending on the Bank's need for liquidity and loan purchase activity.

     The Bank believes that it competes effectively for deposits; however, the Bank's ability to attract and retain deposits and the Bank's cost of funds have been, and will continue to be, significantly affected by general economic conditions, changes in money market and prevailing interest rates and competition.

     The rates paid on deposit accounts offered by the Bank have allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Bank has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. The Bank manages the pricing of its deposits in keeping with its asset/liability management and profitability objectives. Based on its experience, the Bank believes that its statement savings and money market accounts are relatively stable sources of deposits. However, the ability of the Bank to attract and maintain certificate accounts, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank at the dates indicated.

                                                           At Year Ended June 30,
                                      --------------------------------------------------------------
                                             1994                  1995                  1996
                                      -------------------  -------------------   -------------------
                                                 Percent              Percent               Percent
                                       Amount    of Total    Amount   of Total     Amount   of Total
                                      --------   --------  ---------  --------   --------   --------
                                                           (Dollars in Thousands)
Transactions and Savings Deposits:

Money Market Accounts . . . . . . . . $  7,462      4.01%   $ 57,616    12.58%   $159,689     17.92%
Commercial Demand . . . . . . . . . .    1,428       .77       1,522      .33       2,813       .31
Savings Deposits  . . . . . . . . . .      106       .06         827      .18         893       .10
                                      --------    ------    --------   ------    --------    ------

Total Non-Certificates. . . . . . . .    8,996      4.84      59,965    13.09     163,395     18.33
                                      --------    ------    --------   ------    --------    ------

Certificates:

2.01 - 4.00%  . . . . . . . . . . . .   51,350     27.60         152      .03         ---       ---
4.01 - 6.00%  . . . . . . . . . . . .  119,082     64.00      95,473    20.84     658,279     73.86
6.01 - 8.00%  . . . . . . . . . . . .    5,956      3.20     301,981    65.91      69,630      7.81
8.01 - 10.00% . . . . . . . . . . . .      664       .36         594      .13         ---       ---
                                      --------    ------    --------   ------    --------    ------

Total Certificates  . . . . . . . . .  177,052     95.16     398,200    86.91     727,909     81.67
                                      --------    ------    --------   ------    --------    ------
Total Deposits(1) . . . . . . . . . . $186,048    100.00%   $458,165   100.00%   $891,304    100.00%
                                      --------    ------    --------   ------    --------    ------
                                      --------    ------    --------   ------    --------    ------

- --------------------
(1) At June 30, 1996, the average rates paid on non-certificate deposit accounts and certificate accounts were 4.99% and 5.64%, respectively.


     The following table sets forth the savings flows at the Bank during the periods indicated. New deposits, net refers to the amount of deposits during a period less the amount of withdrawals during the period.


                                      Year Ended June 30,
                               --------------------------------
                                 1994        1995        1996
                               --------    --------    --------
                                    (Dollars in Thousands)
     Opening balance . . . . . $ 92,826    $186,048    $458,165
     New deposits, net . . . .   91,390     267,454     407,482
     Interest credited . . . .    1,832       4,663      25,657
                               --------    --------    --------
     Ending balance  . . . . . $186,048    $458,165    $891,304
                               --------    --------    --------
                               --------    --------    --------

     Net increase  . . . . . . $ 93,222    $272,117    $433,139
                               --------    --------    --------
                               --------    --------    --------

     Percent increase  . . . .  100.43%     146.26%      94.54%
                                ------      ------       -----
                                ------      ------       -----

     The following table shows rate and maturity information for the Bank's certificates of deposit as of June 30, 1996.


                              4.00-     6.00-    8.00-               Percent
                              5.99%     7.99%    9.99%     Total    of Total
                            --------   -------   ----    --------   --------
                                                (In Thousands)
Certificate accounts maturing
in quarter ending:

September 30, 1996  . . . . $ 92,733   $   702   $ 99    $ 93,534    12.85%
December 31, 1996 . . . . .  283,639     2,607    ---     286,246    39.33
March 31, 1997  . . . . . .  104,511    11,070    ---     115,581    15.88
June 30, 1997 . . . . . . .   47,271    11,804    ---      59,075     8.12
September 30, 1997  . . . .   24,172    20,668    ---      44,840     6.16
December 31, 1997 . . . . .   72,048       243    ---      72,291     9.93
March 31, 1998  . . . . . .    8,332     6,444    ---      14,776     2.03
June 30, 1998 . . . . . . .      968     3,553    ---       4,521      .62
September 30, 1998  . . . .    1,745     1,089    ---       2,834      .39
December 31, 1998 . . . . .    4,688       263    ---       4,951      .68
March 31, 1999  . . . . . .    4,049     3,116    ---       7,165      .98
June 30, 1999 . . . . . . .      639       394    ---       1,033      .14
Thereafter  . . . . . . . .    8,392    12,670    ---      21,062     2.89
                            --------   -------   ----    --------   ------
   Total  . . . . . . . . . $653,187   $74,623   $ 99    $727,909   100.00%
                            --------   -------   ----    --------   ------
                            --------   -------   ----    --------   ------

   Percent of Total . . . .    89.74%    10.25%   .01%     100.00%
                               -----     -----    ---      ------
                               -----     -----    ---      ------


     The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of June 30, 1996.

                                                                 Maturity
                                                 ------------------------------------------
                                                              Over      Over
                                                 3 Months    3 to 6    6 to 12       Over
                                                 or Less     Months     Months    12 months      Total
                                                 --------   --------   --------   ---------    --------
                                                                    (In Thousands)
Certificates of deposit less than $100,000 . . . $76,101    $167,289   $146,349   $100,267     $490,006

Certificates of deposit of $100,000
  or more  . . . . . . . . . . . . . . . . . . .  17,431     118,958     28,308     73,206      237,903
                                                 -------    --------   --------   --------     --------

Total certificates of deposit  . . . . . . . . . $93,532    $286,247   $174,657   $173,473     $727,909
                                                 -------    --------   --------   --------     --------
                                                 -------    --------   --------   --------     --------

     BORROWINGS. Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings when they are a less costly source of funds. In addition, the Bank has relied upon selective borrowings for
liquidity needs.   The Bank obtains FHLB advances upon the security of certain of its residential first mortgage loans, and other assets, including FHLB stock, provided certain standards related to the creditworthiness of the Bank have been met. At June 30, 1996, advances were secured by stock in the FHLB totaling $9.3 million, qualifying first mortgage loans of approximately $152.0 million and mortgage-backed securities of $85.0 million. FHLB advances are available for investment, purchasing and lending activities and other general business purposes. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate, which may be fixed or adjustable, and range of maturities. At June 30, 1996, the Bank's other borrowings consisted primarily of loans to the Bank's subsidiaries from unaffiliated third party lenders secured by certain real estate held for development or sale.

     On August 9, 1995, Beal Financial issued $57.5 million of 12.75% Senior Notes due on August 15, 2000 (the "Senior Notes"). Of this amount, $46.3 million was contributed to the Bank in the form of paid in capital. The remaining net proceeds of the Senior Notes were retained by Beal Financial for the maintenance of a reserve equal to the annual interest expense on the Senior Notes and general operating expenses. Interest on the Senior Notes is payable semi-annually on February 15 and August 15, 1996 of each year. On or after August 15, 1996, the Senior Notes will be redeemable, in whole or in part at the option of Beal Financial. See Note H to the Notes to Consolidated Financial Statements of the Company.

     For additional information relating to borrowings, see Note G to the Notes to Consolidated Financial Statements of the Company.

     At June 30, 1996, FHLB advances totaled $185.0 million, representing 14.6% of total assets. FHLB advances were used to fund purchases of discounted loans.

     The following table sets forth the maximum month-end balance and average balance of FHLB advances and other borrowings for the periods indicated.

                                                           Year Ended June 30,
                                                      --------------------------------
                                                       1994        1995         1996
                                                      -------    --------     --------
                                                              (In Thousands)
     Maximum Balance:
        FHLB advances . . . . . . . . . . . . .       $44,600    $182,173     $185,000
        Senior notes, net . . . . . . . . . . .           ---         ---       57,051
        Other borrowings  . . . . . . . . . . .         3,220       5,059       61,326

     Average Balance:
        FHLB advances . . . . . . . . . . . . .       $23,662    $123,184     $ 45,052
        Senior notes, net . . . . . . . . . . .           ---         ---       50,093
        Other borrowings  . . . . . . . . . . .         2,511       2,803       25,894

     The following table sets forth certain information as to the Company's borrowings at the dates indicated.


                                                           June 30,
                                               ------------------------------
                                                1994       1995       1996
                                               -------   --------    --------
                                                    (Dollars in Thousands)
FHLB advances . . . . . . . . . . . . . . . .  $25,000   $111,000    $185,000
Senior notes, net . . . . . . . . . . . . . .      ---        ---      57,051
Other borrowings  . . . . . . . . . . . . . .    2,932      4,898      21,468
                                               -------   --------    --------
   Total borrowings . . . . . . . . . . . . .  $27,932   $115,898    $263,519
                                               -------   --------    --------
                                               -------   --------    --------

Weighted average interest rate of FHLB
  advances  . . . . . . . . . . . . . . . . .    4.48%      6.67%       5.55%

Weighted average interest rate of Senior
  notes, net  . . . . . . . . . . . . . . . .     ---%       ---%      13.00%

Weighted average interest rate of other
  borrowings  . . . . . . . . . . . . . . . .    8.38%      9.54%       8.44%

SUBSIDIARIES OF THE COMPANY

     In addition to the Bank, Beal Financial's organized subsidiaries include Beal Banc Holding Company, a Delaware corporation, which was organized for tax purposes by the Company in 1993 to hold all of the outstanding stock of the Bank in connection with its reorganization into the holding company form. This corporation is not expected to engage in any activities other than holding the stock of the Bank. The sole director and president of this corporation is
D. Andrew Beal.

SUBSIDIARIES OF THE BANK

     As a Texas-chartered savings bank, the Bank is permitted by federal regulations to have subsidiaries engage only in those subsidiary activities which are permissible for a subsidiary of a national bank. The FDIC may approve other activities for a subsidiary provided that the Bank meets its applicable minimum capital standards and the FDIC determines that the conduct of the activity of the subsidiary will not pose a significant risk to the SAIF. Under state law, a Texas-chartered savings bank is permitted to invest an unlimited amount in operating subsidiaries which are engaged solely in activities permissible for the Bank to engage in directly. The amount which a Texas-chartered savings bank may invest in other service corporation subsidiaries may not exceed 10% of the savings bank's total assets without the prior approval of the Texas Department. At June 30, 1996, the net book value of the Bank's investment in its subsidiaries was approximately $43.1 million (including $14.7 million invested in other service corporation subsidiaries).

     Under FDIC regulations, if a savings bank's subsidiary is engaged in activities not permissible for a national bank subsidiary, it may only engage in such activities with the approval of the FDIC. In the absence of such approval, the subsidiary must be divested. The Company has received regulatory approval for both its real estate investment and development activities to date. See "- Regulation - Federal Regulation of State-Chartered Savings Banks."

     The activities of the Bank's operating subsidiaries are briefly described below.

     BEAL MORTGAGE, INC. ("BMI") AND BEAL PROPERTIES, INC. ("BPI"). BMI is a Texas corporation organized in June 1988 to engage in certain real estate development activities including the acquisition and development of land and direct investments in real estate development projects. At June 30, 1996, the Bank's investment in BMI and BPI totaled $11.6 million and $3.2 million, respectively.

     BMI and BPI are engaged in holding real estate held for investment and in real estate development projects. The purchase and development of property may be financed by the Bank or an unrelated third party. Once developed, the lots are sold to builders primarily for the construction of single-family dwellings. The Company intends to expand its direct investment activities in the future, subject to market conditions and regulatory approval. The Board of Directors of the Bank has determined to limit the Bank's investment in real estate development and investment activities to an amount which would enable the Bank to maintain capital, as calculated in accordance with generally accepted accounting principles, at 6% of total assets, after deduction of its investment in real estate. In addition, the Bank's individual investment in BMI and BPI is limited by the FDIC to 10% of Tier I capital provided that Tier I capital is at least 6% after deduction of the Bank's investment in its real estate subsidiaries. See " Regulation - Federal Regulation of State-Chartered Savings Bank" and "- Regulatory Capital Requirements and Prompt Corrective Regulatory Action."

     BMI's largest direct single-family real estate development project consists of approximately 200 acres of undeveloped land in Coppell, Texas purchased in May 1995 for approximately $4.8 million. The purchase price was funded by a loan from the Bank. The sale contract included an option for one of the sellers to repurchase approximately 50 acres of the land for $2.2 million. This option has now been exercised and the purchase contract expires December 31, 1996. The Bank has issued a loan commitment to the purchaser to provide funds for the purchase and development of 119 single family lots for a total loan amount of $5.8 million. In addition, BMI has granted the same individual an option to purchase an additional 50 acres for a purchase price of $1.5 million which expires on September 30, 1996.

     BMI's second largest single investment in single-family real estate development consists of 68 acres located in Mesquite, Texas currently platted for 301 single-family lots. The land was purchased in July 1995 for $1.1 million with the proceeds of a loan from the Bank. BMI's current investment in this development totals approximately $2.6 million. BMI has obtained third party financing for the development of Phase I which will contain 124 lots. Two builders currently have commitments to purchase all of the lots in Phase I.

     BMI has an investment of $1.3 million in a single-family development located in Corinth, Texas. This investment represents Phase III of the development which originally contained 32 acres. BPI also has a $1.8 million investment in Phases IV, VII and VIII of the same development, containing a total of 88 acres. Phase III originally was developed for 122 lots, 77 of which have been sold, with the remaining 55 lots under contract to three builders.
The Bank recently approved a development loan of up to $825,000 to BPI to begin development in Phase IV on 22 acres to contain 72 lots.

     BMI also holds $10.7 million in the aggregate of other real estate for investment, the largest component of which is Beal Bank Center II, an office building purchased in March 1995 and located adjacent to the Corporation's headquarters. At June 30, 1996, Beal Bank Center II had a book value of $8.6 million (subject to a $6.2 million first mortgage lien from an unaffiliated lender) and was 100% occupied. Two remaining properties held by BMI for investment had book values of $1.1 million and $1.0 million, respectively, at June 30, 1996. BPI had an additional investment in land with a book value of approximately $874,000.

     LOAN ACCEPTANCE CORP. ("LAC"). LAC was formed in July 1994 to bid on third-party loan pools, the majority of which are sold by the FDIC or the RTC. This activity was formerly conducted through BMI. At June 30, 1996, the Bank's investment in LAC totaled $260,000. See "- Lending Activities - Loan Acquisition, Resolution, Origination and Sale Activities."

     BRE, INC. ("BRE"). BRE, a Texas corporation, was organized in September 1993 to hold loans and other assets which management of the Bank believes bear more than the normal risk of exposure to litigation. The most common problems with these assets include environmental contingencies and litigious histories of certain borrowers. At June 30, 1996, BRE held three commercial real estate loans and three commercial real estate properties. Two of these properties and two of the loans had a net book value in excess of $500,000. The two properties consist of a marina and a multi-family property, while the two loans in excess of $500,000 net, are secured by multi-family properties. BRE has performed full environmental reviews on all of its properties with minimal environmental problems found. The properties are operational and BRE plans to actively market the properties for sale. At June 30, 1996, the Bank's investment in BRE totaled $5.8 million.

     BEAL AFFORDABLE HOUSING, INC. ("BAH"). BAH was organized in November 1994 to develop affordable housing apartment buildings to take advantage of certain tax benefits under Section 42 of the Internal Revenue Code. BAH owns a 98% limited partnership interest in the three limited partnerships described below. BMI owns a 1% interest in and serves as the managing general partner for each limited partnership and a Texas-based, non-profit organization owns the remaining 1% interest in each limited partnership. The limited partners will receive 100% of any profits or cash distributions on their respective projects and will incur 100% of any cash related operating deficiencies and losses. Each of the projects is managed by a non-affiliated fee management company which specialize in the management of affordable housing properties. At June 30, 1996, the Bank's investment in BAH totaled $17.3 million.

     It is anticipated that BAH will receive tax credits of approximately $2.4 million per year for the next nine years. The limited partnerships are required to maintain minimum occupancy levels of qualified low-income tenants continuously throughout the 15-year compliance period beginning in the year the first low-income housing credit is claimed. Failure to comply with this occupancy requirement will result in recapture of all or part of the credits previously claimed. Each of the limited partnerships are in compliance with the required occupancy levels at June 30, 1996.

     FOREIGN LENDING CORPORATION ("FLC").   FLC was being established by the
Bank for the purpose of originating, servicing or holding loans made to foreign borrowers with assets or collateral outside the United States, and/or domestic borrowers with collateral in foreign countries. FLC will also hold and manage to disposition any assets acquired in satisfaction of debt as a result of this lending activity. Pursuant to the Texas
Department's approval letter, the amount of foreign loans originated by this subsidiary may not exceed $15.0 million. At June 30, 1996, the Bank's investment in FLC totaled $4.9 million. See "- Foreign Lending."

     Lending and purchasing loans on properties outside the United States is subject to risks, including exposure to currency fluctuations, the imposition of government controls, the need to comply with a wide variety of foreign laws, political and economic instability, changes in tariffs and taxes, the greater difficulty of administering business overseas and general economic conditions. In addition, the laws of certain foreign countries may not protect the Company's property interests to the same extent as do the laws of the United States.

     The Bank also has subsidiaries named Beal Delaware Corp., Beal Business Trust, Bre-N and Property Acceptance Corp. which were inactive at June 30, 1996.

COMPETITION

     The Company faces strong competition, both in purchasing discounted loans and originating real estate and other loans and in attracting deposits. Competition in purchasing discounted loans and originating real estate loans comes primarily from other savings institutions, commercial banks, mortgage bankers, real estate brokers and other private investors. Commercial banks and finance companies provide vigorous competition in consumer lending. The Company competes for real estate and other loan originations principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers. Some of the Company's competitors, however, have higher lending limits than does the Company.

     The Company attracts substantially all of its deposits through newspaper advertisements and its branch offices, within the States of Texas and Illinois. Competition for those deposits is principally from other savings institutions and commercial banks and other financial intermediaries. The Company competes for these deposits by offering deposit accounts at very competitive rates.

EMPLOYEES

     At June 30, 1996, the Company, including its subsidiaries, had a total of 113 employees. The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

REGULATION

     GENERAL. The Bank is a Texas-chartered savings bank and is subject to broad regulation and oversight by the Texas Department extending to all its operations. The Bank is also a member of the FHLB of Dallas and is subject to certain limited regulation by the Federal Reserve Board. The Bank is a member of the SAIF, which together with the BIF are the two deposit insurance funds administered by the FDIC. Accordingly, the deposits of the Bank are insured by the FDIC up to applicable limits and such insurance is backed by the full faith and credit of the United States Government. As a result, the FDIC has certain regulatory and examination authority over the Bank. As the savings and loan holding company of the Bank, the Company is also subject to regulation and oversight by OTS and the Texas Department. The purpose of the regulation of the Company and other holding companies is to protect the subsidiary savings bank.

     Certain of these regulatory requirements and restrictions are discussed below. See "- Federal Regulation of State Chartered Savings Banks" and "- Insurance of Accounts and Regulation by the FDIC."

     Insured depository institutions, such as the Bank, and their institution-affiliated parties, which include the Company, may be subject to potential enforcement actions by the FDIC and the Texas Department for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by such agencies or any written agreement with such agencies. See "- Texas Law and

Supervision by the Texas Department." The OTS may also bring enforcement actions due to its supervision of the Company.

     THE CONVERSION. Effective December 1, 1994, the Bank converted from a Texas-chartered savings and loan association to a Texas-chartered savings bank. As a result, the FDIC replaced the OTS as the Bank's primary federal regulator. In connection with the Bank's reorganization to the holding company form, effective July 1, 1995, OTS approved the Company's application to become a savings and loan holding company. See "- Qualified Thrift Lender Test and "- Holding Company Regulation."

     TEXAS LAW AND SUPERVISION BY THE TEXAS DEPARTMENT. As a state-chartered savings bank, the Bank is governed by the provisions of the Texas Savings Bank Act (the "Texas Act") and rules and regulations of the Texas Department. The Texas Act and regulations of the Texas Department are administered by the Commissioner. Certain of these rules and regulations are discussed below.

     The Bank is required to file reports with the Texas Department concerning its financial condition and activities in addition to obtaining regulatory approval prior to engaging in certain transactions. The Texas Department conducts periodic examinations of the Bank in order to assess its compliance with regulatory requirements. As a result of such examinations, the Texas Department may require various corrective actions. See "Risk Factors - Capital and Other Regulatory Matters."

     The Texas Act and the regulations promulgated pursuant thereto impose restrictions on the amount and types of loans that may be made by a state savings bank, which in some cases, are slightly broader than those applicable to federally chartered savings associations; however, the Texas statute also permits a state savings bank to engage in any activity permissible for national banks. Under the Texas Act, however, the Bank must devote a majority of its assets to residential real estate lending.

     The Commissioner has general supervisory authority over savings banks and their holding companies. Upon his finding that a savings bank is engaging in or is about to engage in unsafe or unsound practices, or is engaging in or is about to engage in a violation of its articles of incorporation or bylaws, or is engaging in or is about to engage in a violation of any law, rule or supervisory order applicable to the savings bank or a violation of any condition that the Commissioner or the Finance Commission of the State of Texas has imposed upon the savings bank by written order, directive or agreement, or has filed materially false or misleading information in a filing required under the Act, or has failed to maintain proper books and records, he may order the savings bank or its holding company to discontinue the violation or practice. Upon failure of any savings bank, its holding company or any participating person to comply with his order, the Commissioner may bring an enforcement action which can include issuing a cease and desist order, the imposition of civil money penalties, or placing the institution under the control of a conservator. Furthermore, if it appears doubtful to the Commissioner that a savings bank subject to such a conservatorship order can be successfully rehabilitated, the Commissioner may close and liquidate the savings bank.

     The Bank's general permissible lending limit for loans-to-one borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case, this limit is increased to 25% of unimpaired capital and surplus). At June 30, 1996, the Bank's lending limit under this restriction was $22.6 million. The Bank is in compliance with the loans-to-one borrower limitation.

     A change of control (as defined below) of a savings bank (which includes the Company for this purpose) requires the prior approval of the Commissioner. For the purposes of Texas law, control is be deemed to exist if any person owns or controls 25% or more of the voting securities of a savings bank. There is a rebuttable presumption of control if any person owns or controls 10% or more of the voting securities of the savings bank.

     The Commissioner also has the authority to regulate and examine the holding companies of Texas-chartered savings banks. Each holding company is required by Texas law to register with the Commissioner within 90 days after becoming a holding company. Such holding companies, like the Company, must file periodic reports concerning their operations with the Commissioner. The Commissioner also has enforcement powers over such holding companies similar to those applicable to savings banks.

     In addition to the laws of Texas specifically governing savings banks and their holding companies, the Bank and the Company are also subject to Texas corporate law, to the extent such law does not conflict with the laws specifically governing savings banks and their holding companies.

     In addition, pursuant to its agreement with the Commissioner, the Bank has agreed to maintain capital at a level higher than that which would otherwise be applicable to a state-chartered savings bank. See "- Regulatory Capital Requirements" for additional information regarding the Bank's capital requirements.

     FEDERAL REGULATION OF STATE-CHARTERED SAVINGS BANKS. The Bank's deposits are insured by the FDIC. As an insurer of deposits, the FDIC has extensive authority over the Bank. The FDIC issues regulations, conducts examinations, requires the filing of reports and generally supervises the operations of institutions for which it provides deposit insurance.

     The Bank is subject to the rules and regulations of the FDIC to the same extent as all other state banks that are not members of the Federal Reserve System. The approval of the FDIC is required prior to any merger or consolidation, certain changes in control and the establishment or relocation of any branch office of the Bank. This supervision and regulation is intended primarily for the protection of the deposit insurance fund.

     With respect to a change in control, federal law provides that no person (which includes a corporation, partnership, association or other entity) directly or indirectly or acting in concert with one or more persons, may acquire "control" of a savings institution, such as the Bank (which includes the Corporation for this purpose) at any time without giving 60 days' prior notice to the FDIC and having received no FDIC objection to such acquisition of control, unless the transaction involves an acquisition of control by a company, in which case, the transaction would be subject to the approval of the OTS, rather than the FDIC.

     Control, as defined under federal law, means the power, directly or indirectly, to direct the management or policies of the institution or to vote 25% or more of any class of voting securities of the institution. In general, acquisition of 10% or more of any class of voting stock, constitutes a rebuttable determination of control if (i) the institution has any class of securities registered under the Securities and Exchange Act of 1934 or (ii) the person is the largest shareholder of such class of securities immediately following the acquisition. In determining whether to disapprove a notice of change in control, the FDIC must consider, among other things, the competitive effect of the transaction, the financial condition of the acquiror and the competence, integrity and experience of the acquiror and any proposed management personnel. The determination of control may be rebutted by submission to the FDIC of a statement setting forth facts and circumstances which would support a finding that no control relationship will exist and containing certain undertakings.

     The Bank is also subject to certain capital adequacy guidelines issued by the FDIC. See "- Regulatory Capital Requirements."

     Federal law also prohibits insured state-chartered banks, including savings banks such as the Bank, from making equity investments of a type, or in an amount, that are not permissible for national banks. In general, equity investments include equity securities, partnership interests and equity interests in real estate. Under these regulations, non-permissible investments must be divested by no later than December 19, 1996. Federal law also prohibits such banks from engaging as principal in any activity not permissible for a national bank without FDIC approval. Subsidiaries of such insured banks may also not engage as principal in any activity that is not permissible for a subsidiary of a national bank without FDIC approval. Through its service corporations, BMI and BPI, the Bank engages in real estate development and investment activities ("Real Estate Activities"), which activities are not permissible for a national bank. The FDIC has authorized (the "FDIC Order") the Bank and BPI to continue to engage in these Real Estate Activities provided that it complies with certain requirements. These measures include requiring that any subsidiary through which the Real Estate Activities are conducted (each a "Real Estate Subsidiary") is operated to ensure its separate corporate existence, submission of an annual investment plan to the

FDIC, measures to address concentration of risk, and calculating the Bank's compliance with regulatory capital standards exclusive of any investment in a Real Estate Subsidiary. See "- Insurance of Accounts and Regulation by the FDIC and Regulatory Capital Requirements and Prompt Corrective Action." See "-Subsidiaries of the Bank."

     The FDIC and the other federal banking regulators have issued safety and soundness guidelines on matters such as loan underwriting and documentation, internal controls and audit systems, interest rate risk exposure, asset growth, asset quality, earnings and compensation and other employee benefits. The FDIC has adopted final regulations providing that any institution it supervises which fails to comply with these guidelines must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action.

     In addition, the OTS also has extensive enforcement authority over the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. See "- Holding Company Regulation."

     INSURANCE OF ACCOUNTS AND REGULATION BY THE FDIC. The Bank is a member of the SAIF, which is administered by the FDIC. The Bank is subject to the rules and regulations of the FDIC to the same extent as all other state banks that are not members of the Federal Reserve System. This supervision and regulation is intended primarily for the protection of the deposit insurance fund. In addition, the FDIC may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings banks and may terminate the deposit insurance if it determines that the institution has violated any law or regulation or has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition. Such enforcement actions may include the assessment of civil money penalties against the institution and its management, the imposition of a cease and desist order or supervisory agreement restricting any and all of the activities of the institution or requiring corrective action to be taken, the prohibition of dividends or other distributions of capital and the prohibition of a person from serving the institution in such capacity as a director, officer or employee. Any such enforcement action could be substantial and adversely affect the Bank, and thereby adversely affect the Company's ability to meet its obligations with respect to the Senior Notes. See "-Federal Regulation of State-Chartered Savings Banks."

     The FDIC's deposit insurance premiums are assessed through a risk based system, under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (I.E., a leverage ratio of at least 5%, a ratio of Tier 1 or leverage capital to risk-weighted assets ("Tier 1 capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (I.E., leverage or Tier 1 capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

     Under the FDIC Order, the Bank's capital category will be determined exclusive of its investment in any Real Estate Subsidiary for purposes of deposit insurance premium assessments except in determining whether the Bank has become critically undercapitalized.

     The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

     As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the Bank Insurance Fund (the "BIF") of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. As a result of the BIF reaching its statutory reserve ratio, the FDIC revised the premium schedule for BIF insured institutions to provide a range of .04% to .31% of deposits. The revisions became effective in the third quarter of 1995. The BIF premium schedule was further revised, effective January 1996, to provide a range of 0% to .27% with an annual minimum assessment of $2,000, essentially eliminating deposit insurance premiums for many BIF-insured institutions. As a result of these adjustments, BIF insured institutions now generally pay lower premiums than SAIF insured institutions.

     The SAIF is not expected to attain the designated reserve ratio until the year 2002 due to the shrinking deposit base for SAIF assessments and the requirement that certain SAIF premiums be used to make the interest payments on bonds issued by the Financing Corporation ("FICO") in order to finance the costs of resolving thrift failures in the 1980s. As a result, SAIF-insured members will generally be subject to higher deposit insurance premiums than banks until, all things being equal, the SAIF attains the required reserve ratio.

     The effect of this disparity on the Bank and other SAIF members is uncertain at this time. It may have the effect of permitting BIF-insured banks to offer loan and deposit products on more attractive terms than SAIF members due to the cost savings achieved through lower deposit premiums, thereby placing SAIF members at a competitive disadvantage. A number of proposals are being considered to recapitalize the SAIF in order to eliminate this disparity. One plan currently being considered by the United States Congress provides for a one-time assessment, estimated to be approximately .70%, to be imposed on all deposits subject to SAIF assessments, as of March 31, 1995, including those held by commercial banks, and for BIF deposit insurance premiums to be used to pay the FICO bond interest together with SAIF premiums. For example, if the special assessment was calculated on the basis of March 31, 1995 deposits, the special assessment would be approximately $2.2 million on a pre-tax basis. The BIF and SAIF would be merged into one fund as soon as practicable, but no later than January 1, 1998. There can be no assurance that any particular proposal will be implemented, that SAIF-member institutions will not experience a competitive disadvantage in deposit insurance premium levels, or that premiums for either BIF or SAIF members will not be adjusted in the future by the FDIC or by legislative action.

     The FDIC has promulgated regulations implementing limitations on brokered deposits pursuant to the requirements of federal law. Under the regulations, well capitalized institutions are not subject to any brokered deposit limitations, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only (i) with a waiver from the FDIC and (ii) subject to the limitation as to all such deposits that they do not pay an effective yield which exceeds by more than (a) 75 basis points the effective yield paid on deposits of comparable size and maturity in such institution's normal market area for deposits accepted in its normal market area or (b) 120% for retail deposits and 130% for wholesale deposits, respectively, the current yield on comparable maturity U.S. Treasury obligations for deposits accepted outside the institution's normal market area. Undercapitalized institutions are not permitted to accept brokered deposits, and may not solicit any deposits by offering any effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the institution's normal market area or in the market area in which such deposits are being solicited. At June 30, 1996, the Bank qualified as a well capitalized institution and, as a result, was not subject to restrictions on brokered deposits. See "- Sources of Funds-Deposits."

     REGULATORY CAPITAL REQUIREMENTS AND PROMPT CORRECTIVE REGULATORY ACTION. All state-chartered institutions such as the Bank, which report to the FDIC as their primary federal regulator, must maintain regulatory capital in accordance with FDIC regulations.

     The FDIC has adopted a minimum leverage ratio of Tier 1 capital to average total assets of 3% for banks that have a uniform composite ("CAMEL") supervisory rating of 1. Higher leverage ratios are required to be considered well capitalized under the prompt corrective action provisions of federal law. The FDIC is also authorized to impose higher capital requirements on institutions on a case-by-case basis.

     The FDIC has also issued guidelines to implement the risk-based capital requirements. The guidelines require a minimum ratio of qualifying total capital to risk-weighted assets of 8%. The guidelines are intended to establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, take off-balance sheet items into account in assessing capital adequacy and minimize disincentives to holding liquid, low-risk assets. Under these guidelines, assets and credit equivalent amounts of off-balance sheet items, such as letters of credit and outstanding loan commitments, are assigned to one of several risk categories, which range from 0% for risk-free assets, such as cash and certain U.S. government securities, to 100% for relatively high-risk assets, such as loans and investments in fixed assets, premises and other real estate owned. The aggregate dollar amount of each category is then multiplied by the risk-weight associated with that category. The resulting weighted values from each of the risk categories are then added together to determine the total risk-weighted assets. The FDIC may also require an institution to maintain additional capital to account for the concentration of credit risk, the risk of non-traditional activities and for interest rate risk.

     Pursuant to the FDIC Order, the Bank must maintain a Tier 1 capital ratio of 6% after excluding the amount of its investment in BMI or any other subsidiary (such as BPI) through which it conducts Real Estate Activities. In addition, the aggregate investment in any one such subsidiary is limited to 10% of Tier 1 capital, and with respect to all such subsidiaries is limited to 20% of Tier 1 capital.

     A banking organization's qualifying total capital consists of two components: Tier 1 capital (leverage capital) and Tier 2 capital (supplementary capital). Tier 1 capital consists primarily of common stock, related surplus and retained earnings, qualifying noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries. Intangibles, such as goodwill, are generally deducted from Tier 1 capital; however, purchased mortgage servicing rights and purchase credit card relationships may be included, subject to certain limitations. At least 50% of the banking organization's total regulatory capital must consist of Tier 1 capital.

     Tier 2 capital may consist of (i) the allowance for possible loan and lease losses in an amount up to 1.25% of risk-weighted assets and (ii) certain permanent and non-permanent capital instruments such as cumulative preferred stock and subordinated debt. The inclusion of the foregoing elements of Tier 2 capital are subject to certain requirements and limitations.

     The Texas Department has agreed to permit the Bank's continued asset growth, so long as the Bank maintains its current business activities and maintains minimum leverage and total risk-based capital ratios equal to or exceeding 9% and 11%, respectively, subject to temporary declines with prior approval from the Texas Department.

     The following table sets forth the Bank's compliance with its regulatory capital requirements at June 30, 1996:

                                          At June 30, 1996
                                --------------------------------------
                                    Required(1)           Actual
                                ------------------  ------------------
                                 Amount    Percent   Amount    Percent
                                --------   -------  --------   -------
                                        (Dollars in Thousands)
Leverage capital  . . . . . . . $115,168    9.00%   $138,664   10.84%
Tier 1 risk-based capital . . .   36,205    4.00     138,664   15.32
Total risk-based capital  . . .   99,563   11.00     149,984   16.57


(1) Required leverage and total risk-based capital requirements represent higher capital requirements imposed by the Bank's primary regulator as a condition to the Bank's continued asset growth.


     When assessing the Bank's capital adequacy the federal banking agencies, including the FDIC with respect to the Bank, must take into consideration the risk of loss from changes in the value of the institution's assets and liabilities due to changes in interest rates. The agencies have adopted a policy statement that provides guidance to institutions on the management of interest rate risk. Although the FDIC may require the Bank to maintain additional capital to address such risk, the Bank believes that in light of its interest rate risk profile it should not be required to maintain additional capital.

     The FDIC is authorized and, under certain circumstances required, to take certain actions against any state-chartered bank that fails to meet its capital requirements. The FDIC is generally required to restrict the activities of an "undercapitalized institution" (generally defined to be one with less than either a 4% leverage capital ratio, a 4% Tier 1 capital ratio or an 8% risk-based capital ratio). Any such institution must submit a capital restoration plan and until such plan is approved by the FDIC may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The FDIC is authorized to impose the additional restrictions, discussed below, that are applicable to significantly undercapitalized institutions.

     Any institution that fails to comply with its capital plan or is "significantly undercapitalized" (I.E., Tier 1 or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions mandated by federal law. These actions and restrictions include requiring the issuance of additional voting securities; limitations on asset growth; mandated asset reduction; changes in senior management; divestiture, merger or acquisition of the institution; restrictions on executive compensation; and any other action the FDIC deems appropriate. An institution that becomes "critically undercapitalized" (I.E., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the FDIC must appoint a receiver or conservator for an institution, with certain limited exceptions, within 90 days after it becomes critically undercapitalized.

     Under the FDIC Order, the Bank's capital category will be determined exclusive of its investment in any Real Estate Subsidiary for purposes of these prompt corrective regulations except in determining whether the Bank has become critically undercapitalized.

     In the event that the Bank fails to remain well capitalized at the and of any quarter as a result of these conditions, it is required to notify the FDIC within 15 days and to file an acceptable plan for restoring capital to the well-capitalized level.

     Any undercapitalized institution is also subject to other possible enforcement actions by the FDIC. Such actions could include a capital directive, a cease-and-desist order, civil money penalties, the establishment of restrictions on all aspects of the association's operations or the appointment of a receiver or conservator or a forced merger into another institution.

     If the FDIC determines that an institution is in an unsafe or unsound condition or is engaged in an unsafe or unsound practice it is authorized to reclassify a well capitalized institution as an adequately capitalized association and if the institution is adequately capitalized, to impose the restrictions applicable to an undercapitalized institution. If the institution is undercapitalized, the FDIC is authorized to impose the restrictions applicable to a significantly undercapitalized institution. The purpose of these provisions is to resolve the problems of insured depository institutions at the least possible long-term cost to the appropriate deposit insurance fund.

     Any undercapitalized depository institution must submit an acceptable capital restoration plan to the appropriate federal banking agency 45 days after becoming undercapitalized. In addition, each company controlling an undercapitalized depository institution must provide a guarantee that the institution will comply with the capital plan until the depository institution has been adequately capitalized on an average basis during each of four consecutive calendar quarters and must otherwise provide adequate assurances of performance. The aggregate liability of such guarantee is limited to the lesser of (a) an amount equal to 5% of the depository institution's total assets at the time the institution became undercapitalized or (b) the amount which is necessary to bring the institution into compliance with all capital standards applicable to such institution as of the time the institution fails to comply with its capital restoration plan. Finally, the FDIC may impose any of the additional restrictions or sanctions that it may impose on significantly undercapitalized institutions if it determines that such action will further the purpose of the provisions.

     The imposition by the FDIC of any of these measures on the Bank may have a substantial adverse effect on the Corporation's operations and profitability.

     LIMITATIONS ON DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS. Under Texas law, a savings bank may declare and pay dividends out of current and retained income so long as the savings bank meets its capital requirements. The Bank is required to provide notice to the OTS at least 30 days' prior to the declaration of a dividend by the Bank to the Corporation.

     The FDIC has the authority to prohibit the Bank from engaging in an unsafe or unsound practice in conducting its business and under such authority could impose dividend restrictions. Further, the FDIC has established guidelines with respect to the maintenance of appropriate levels of capital by savings banks under its jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions described herein could limit the amount of dividends which the Bank may pay to the Company. In addition, federal law prohibits an insured depository from paying dividends on its stock or interest on its debentures (if such interest is required to be paid only out of net profits) or distribute any of its capital assets while it is in default in the payment of any assessment due to the FDIC.


     LIQUIDITY. All Texas savings banks, including the Bank, are required to maintain liquidity in an amount not less than 10% of an amount equal to its average daily deposits for the most recently completed calendar quarter in cash or readily marketable securities. At June 30, 1996, the Bank's liquidity ratio was 15.4%.

     QUALIFIED THRIFT LENDER TEST. All state-chartered savings banks with holding companies governed by the OTS, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (which consists of total assets less intangibles, properties used to conduct the Bank's business and liquid assets not exceeding 20% of total assets) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments. At June 30, 1996, the Bank met the test and has always met the test since its effective date except for the month ending December 31, 1995. In the event that the Bank should fail to qualify as a QTL, it would not be able to requalify for a period of five years. Upon such a failure, the Company would lose its status as a savings and loan holding company and would be required to register as a bank holding company and become subject to the activity restrictions applicable to such companies. See "- Holding Company Regulation."

     COMMUNITY REINVESTMENT ACT. Under the Community Reinvestment Act ("CRA"), all FDIC insured institutions have a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by such institution. An unsatisfactory rating may be used as the basis for the denial of an application by the FDIC. The Bank received a "satisfactory" rating on its last CRA examination.

     The federal banking agencies, including the FDIC, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, certain financial institutions have been required to devote additional funds for investment and lending in its local community. At June 30, 1996, no additional requirements have been imposed on the Bank. There can be no assurances that additional requirements will not be imposed on financial institutions, including the Bank, in the future.

     In addition, the Texas Act and regulations impose a requirement that a savings bank maintain investments equal to at least fifteen percent of its local area deposits in first and second lien residential mortgage loans or foreclosed residential mortgage loans originated from within the Bank's local service area; home improvement loans; interim residential construction loans; mortgage backed securities secured by loans from within the bank's local service area; and loans for community reinvestment purposes. The Bank's local service area is currently delineated to include the Dallas, Ft. Worth and Houston metropolitan statistical areas. At June 30, 1996, the Bank was in compliance with the requirements of the Texas Act.

     TRANSACTIONS WITH AFFILIATES. The Bank is subject to certain restrictions imposed by federal and state law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of or investments in stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets of the Company or other affiliates. Such restrictions prevent the Company and such other affiliates from borrowing from the Bank unless the loans are secured in accordance with federal law. Further, such transactions by the Bank with the Company or with any other affiliate is limited to 10% of the Bank's capital and surplus (as defined by federal regulations) and such secured loans and investments are limited, in the aggregate, to 20% of the Bank's capital and surplus (as defined by federal law). In addition, any transaction with an affiliate of the Bank must be on terms and under circumstances that are substantially the same as a comparable transaction with a non-affiliate. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions.

     HOLDING COMPANY REGULATION. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is registered with and files reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings bank subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings bank. The Company is also subject to regulation by the Texas Department. See "- Texas Law and Supervision by the Texas Department."

     As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings institution) would become subject to such restrictions unless such other institutions each qualify as a QTL and were acquired in a supervisory acquisition.

     During fiscal 1996, the Company received regulatory approval to organize a Texas chartered savings bank insured by the BIF. If the Company commences operating the savings bank it will become a multiple savings and loan holding company and its activities will be limited to those approved for such companies. The activities of a multiple savings and loan holding company are limited to those permissible for bank holding companies and activities similar to those authorized for a subsidiary of the Bank. The Company does not intend to operate this subsidiary unless the approvals obtained for its real estate investment and development activities are not materially affected.

     If the Bank fails the QTL test, the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "- Qualified Thrift Lender Test."

     The Company must obtain approval from the OTS before acquiring control of any other savings association. Such acquisitions are generally prohibited by federal law if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings institution.

     FEDERAL SECURITIES LAW. The Senior Notes are registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As a result, the Company is subject to certain information, insider trading restrictions and other requirements of the SEC under the Exchange Act.

     The Senior Notes held by persons who are affiliates (generally officers, directors and principal shareholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of securities in any three-month period.

     FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 1996, the Bank was in compliance with these
reserve requirements.   The balances maintained to meet the reserve requirements
imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the Texas Department. See "- Liquidity."

     Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of Dallas, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (I.E., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas. At June 30, 1996, the Bank had $9.3 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. For the fiscal year ended June 30, 1996, dividends paid by the FHLB of Dallas to the Bank totaled $305,000, which constitutes an $80,000 decrease over the amount of dividends received in fiscal 1995.

     Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank's capital.

FEDERAL AND STATE TAXATION

     FEDERAL TAXATION. Savings associations such as the Bank that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), had been permitted, in years ending prior to January 1, 1997, to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" is computed under the experience method.
 The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) may be computed under either the experience method or the percentage of taxable income method (based on an annual election). Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

     The percentage of specially computed taxable income that is used to compute a savings association's bad debt reserve deduction under the percentage of taxable income method (the "percentage bad debt deduction") is 8%. The percentage bad debt deduction thus computed is reduced by the amount permitted as a deduction for non-qualifying loans under the experience method. The availability of the percentage of taxable income method permits qualifying savings associations to be taxed at a lower effective federal income tax rate than that applicable to corporations generally (approximately 32.2% assuming the maximum percentage bad debt deduction).

     If an association's specified assets (generally, loans secured by residential real estate or deposits, educational loans, cash and certain government obligations) constitute less than 60% of its total assets, the association may not deduct any addition to a bad debt reserve and generally must include existing reserves in income over a four-year period.

     Under the percentage of taxable income method, the percentage bad debt deduction cannot exceed the amount necessary to increase the balance in the reserve for "qualifying real property loans" to an amount equal to 6% of such loans outstanding at the end of the taxable year or the greater of (i) the amount deductible under the experience method or (ii) the amount which when added to the bad debt deduction for "non-qualifying loans" equals the amount by which 12% of the amount comprising withdrawable accounts at year-end exceeds the sum of surplus, undivided profits and reserves at the beginning of the year. At June 30, 1996, the 6% and 12% limitations did not restrict the percentage bad debt deduction available to the Bank.

     In August 1996, legislation was enacted that repeals the reserve method of accounting (including the percentage of taxable income method) used by many thrifts, including the Bank, to calculate their bad debt reserve for federal income tax purposes. As a result, large thrifts such as the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the specific charge-off method for post-1987 tax years. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. The management of the Company does not believe that the legislation will have a material impact on the Company or the Bank.

     In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a holding company's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Bank, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

     To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 1996, the Bank's Excess for tax purposes totaled approximately $13.6 million.

     The Company and its subsidiaries file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting. Savings associations, such as the Bank, that file federal income tax returns as part of a consolidated group are required by applicable U.S. Department of the Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings association members of the consolidated group that are functionally related to the activities of the savings association member.

     The Bank and its consolidated subsidiaries have been audited by the IRS with respect to consolidated federal income tax returns through June 30, 1991. With respect to years examined by the IRS, all deficiencies have been satisfied. In the opinion of management, any examination (including returns of subsidiaries and predecessors of, or entities merged into, the Company or Bank) would not result in a deficiency which could have a material adverse effect on the financial condition of the Company, the Bank and their consolidated subsidiaries.

     TEXAS STATE INCOME TAXATION. The Company, the Bank and their subsidiaries currently file Texas franchise tax returns. Texas imposes a franchise tax on the taxable income of savings institutions and other corporations. The Company and the Bank each pay an annual franchise tax equal to the greater of $2.50 per $1,000 of taxable capital apportioned to Texas, or $45.00 per $1000 net taxable earned surplus apportioned to Texas. Taxable earned surplus is the federal corporate taxable income of each company within the corporate group determined on a separate company basis with certain modifications.

     DELAWARE TAXATION. As a Delaware holding company, the Beal Banc Holding Company is exempt from the Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Beal Banc Holding Company is also subject to an annual franchise tax imposed by the State of Delaware.


ITEM 2.   PROPERTIES


     The Company conducts its business at its headquarters and branch offices. The following table sets forth information relating to each of the Company's properties as of June 30, 1996.

                                           Owned      Total
                               Year         or     Approximate
         Location            Acquired     Leased  Square Footage         Book Value
- ------------------------     --------     ------  --------------        -------------
                                                                    (Dollars in Thousands)

Corporate Headquarters:
Beal Bank Center I             1992       Owned       167,138              $4,943
15770 North Dallas
Parkway
Dallas, Texas

Branch Office:
5100 Westheimer                1995       Leased        5,064                 --
Houston, Texas

Branch Office:
874 Green Bay Road             1996       Leased        2,500                 --
Winnetka, Illinois  60093

     The Company acquired Beal Bank Center I in 1992 and currently occupies 42,405 square feet in the building. At June 30, 1996, the building was 91% occupied. At June 30, 1996, the Company's total investment in the property was $6.1 million with a net book value of $4.9 million.

     The total net book value of the Bank's premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at June 30, 1996 was $6.9 million.


ITEM 3.   LEGAL PROCEEDINGS


     The Company is involved in various legal proceedings occurring in the ordinary course of business. Management of the Company, based on discussions with litigation counsel, believes that such proceedings will not have a material adverse effect on the financial position or results of operations of the Company. There can be no assurance that any of the outstanding legal proceedings to which the Company is a party will not be decided adversely to the Company's interests and have a material adverse effect on the financial position or results of operations of the Company.

     Set forth below is a summary description of the only lawsuit involving the Company claiming damages in excess of $500,000.

     KENNETH L. MUSGRAVE VS. BEAL BANC, S.A.; Cause No. 43,536-A in the 42nd District Court of Taylor County, Texas. In April 1994, the Bank acquired a promissory note with the face amount of $1.5 million (the "Note") executed by the plaintiff ("Plaintiff") from the FDIC. Thereafter, the Plaintiff negotiated with representatives of the Bank to settle the outstanding balance owed on the Note. Those negotiations stalled and the Bank foreclosed on the two pieces of property securing the Note in September 1994. Plaintiff filed suit against the Bank wherein he has asserted claims against the Bank and certain of the Bank's officers and directors for (a) intentional infliction of emotional distress; (b) breach of "duty to deal honestly and in good faith," (c) wrongful acceleration of the Note and wrongful foreclosure; and (d) fraud. All of the Plaintiff's claims arise out of the negotiations he conducted with representatives of the Bank to settle his debt on the Note. The Plaintiff claims that the Bank deliberately made various misrepresentations about its ownership of the Note, its willingness to settle his indebtedness on the Note and its conditional acceptance of his settlement offers in order to lull the Plaintiff into a position where the Bank would be able to foreclose on the properties securing repayment of the Note. The Plaintiff seeks $20.0 million in actual damages and $40.0 million in punitive damages. His alleged actual damages are based upon his contention that the value of the foreclosed properties exceeded the amount of his indebtedness to the Bank at the time of the foreclosures and the fact that he will lose approximately $2.0 million per year for the next ten years because he will not be able to bid on note packages offered for sale by the FDIC as a result of the Bank's foreclosure on his properties. Based on the information available to the Bank's litigation counsel at this time, they believe that the claims in this case are legally and factually without merit and can be successfully defended; however, because discovery is not complete and resolution of the case may involve determination of disputed facts, such counsel is unable to give an opinion as to the likely outcome.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended June 30, 1996.


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS


     There is no public market in the Company's common stock. The common stock is held of record by two stockholders. See "Security Ownership of Certain Beneficial Owners and Management - Common Stock."

ITEM 6.   SELECTED FINANCIAL DATA


     The following tables present, for the fiscal years indicated, certain summary historical data for the Company. In the opinion of management, all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the results of operations for such periods have been included. This data should be read in conjunction with the separate consolidated financial statements and related notes included herein.

                                                                                         At June 30,
                                                                  -----------------------------------------------------------
                                                                   1992         1993          1994         1995     1996
                                                                  -------     --------      --------     --------  ----------
                                                                                         (In Thousands)

Selected Financial Condition Data:

Total assets  . . . . . . . . . . . . . . . . . . . . . .         $64,556     $118,849      $246,308     $632,866  $1,269,279
Loans receivable, net . . . . . . . . . . . . . . . . . .          57,768      100,810       219,914      493,168     897,414
Mortgage-backed securities  . . . . . . . . . . . . . . .             ---          ---         1,999       40,714     194,699
Deposits  . . . . . . . . . . . . . . . . . . . . . . . .          53,161       92,826       186,048      458,165     891,304
Total borrowings  . . . . . . . . . . . . . . . . . . . .             830        8,203        27,932      115,898     263,519
Stockholders' equity  . . . . . . . . . . . . . . . . . .           7,755       16,211        27,023       52,400      93,172

                                                                                          Year Ended June 30,
                                                                  -----------------------------------------------------------
                                                                   1992      1993        1994         1995         1996
                                                                  -----------------------------------------------------------
                                                                                             (In Thousands)
Selected Operations Data:

Total interest income . . . . . . . . . . . . . . . . . .         $ 9,242     $ 21,706      $ 34,580     $ 63,795  $  140,948
Total interest expense  . . . . . . . . . . . . . . . . .           2,353        3,639         6,559       20,981      56,818
                                                                    ------     -------       -------      -------    --------
Net interest income . . . . . . . . . . . . . . . . . . .           6,889       18,067        28,021       42,814      84,130
Provision for loan losses . . . . . . . . . . . . . . . .             407          784         2,888        4,045       9,044
                                                                    ------     -------       -------      -------    --------
Net interest income after provision for loan losses . . .           6,482       17,283        25,133       38,769      75,086
Gain on sales of interest-earning assets  . . . . . . . .           2,303          994           451        9,408       8,413
Gain on sales of real estate  . . . . . . . . . . . . . .             118          ---           912        4,412       7,068
Other non-interest income . . . . . . . . . . . . . . . .             124          406           173          109       1,202
                                                                   ------      -------       -------      -------    --------
Total non-interest income . . . . . . . . . . . . . . . .           2,545        1,400         1,536       13,929      16,683
Total non-interest expense  . . . . . . . . . . . . . . .           2,437        5,113         9,085       12,145      22,456
                                                                   ------      -------       -------      -------    --------
Income before income taxes  . . . . . . . . . . . . . . .           6,590       13,570        17,584       40,553      69,313
Income taxes  . . . . . . . . . . . . . . . . . . . . . .           2,458        5,115         6,772       15,176      25,153
                                                                   ------      -------       -------      -------    --------
Net income  . . . . . . . . . . . . . . . . . . . . . . .          $4,132      $ 8,455      $ 10,812     $ 25,377  $   44,160
                                                                   ------      -------       -------      -------    --------
                                                                   ------      -------       -------      -------    --------

                                                                                                 Year Ended June 30,
                                                                                  ------------------------------------------------
                                                                                   1992      1993      1994      1995       1996
                                                                                  ------------------------------------------------
Selected Financial Ratios and Other Data:
- -----------------------------------------
Performance Ratios:
 Return on assets (ratio of net income to average total assets) . . . . .           8.68%     9.15%     6.06%     5.76%      4.46%
 Return on equity (ratio of net income to average equity) . . . . . . . . .        76.31     71.77     51.23     64.76      64.51
 Interest rate spread information, average during period  . . . . . . . . .        14.58     20.61     16.92     10.50       9.43
 Net interest margin(1) . . . . . . . . . . . . . . . . . . . . . . . . . .        15.16     21.03     17.15     10.65       9.32
 Ratio of operating expense to average total assets . . . . . . . . . . . .         5.12      5.53      5.09      2.74       2.27
 Ratio of average interest-earning assets to average
    interest-bearing liabilities  . . . . . . . . . . . . . . . . . . . . .       111.19    109.90    105.62    102.89      98.30

Quality Ratios:
 Net non-performing assets to total assets, at end of period  . . . . . . .         3.58      6.36      7.95      7.07      11.84
 Allowance for loan losses to net non-performing loans  . . . . . . . . . .        30.19     27.80     21.14     17.06       9.65
 Allowance for loan losses to loans receivable, net . . . . . . . . . . . .          .97      1.24      1.62      1.24       1.32
 Net charge-offs to average loans, net  . . . . . . . . . . . . . . . . . .          .12       .11       .40       .41        .39

Equity Ratios:
 Equity to total assets, at end of period . . . . . . . . . . . . . . . . .        12.01     13.64     10.97      8.28       7.34
 Average equity to average assets . . . . . . . . . . . . . . . . . . . . .        11.37     12.74     11.83      8.84       6.91

Ratio of Earnings to Fixed Charges:
 Excluding interest on deposits . . . . . . . . . . . . . . . . . . . . . .        95.4:1    64.1:1    23.9:1     6.6:1      7.4:1
 Including interest on deposits . . . . . . . . . . . . . . . . . . . . . .         2.8:1     4.5:1     3.5:1     2.3:1      1.4:1

Other Data:
 Number of full-service offices    . . . . . . . . . . . . . . . . . . . . .            1         1         1         2          3

- ---------------------------------
(1)  Net interest income divided by average interest-earning assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's results of operations are dependent primarily on net interest income, which is determined by the difference between the yield earned on interest-earning assets and rates paid on interest-costing liabilities ("interest rate spread"). The yield on interest-earning assets is enhanced by the accretion of unearned discounts, which are recognized on the level yield method as dictated by generally accepted accounting principles. Results of operations are also affected by the Company's provision for loan losses, the level of operating expenses, and the net gain (loss) from loans or other assets
which have been sold.   Due to the substantial discounts generally associated
with the majority of the Company's purchased loans, the gains recognized upon the sales of such loans or the underlying collateral have been significant in prior years.

     The Company's results of operations are also significantly affected by prevailing economic conditions, competition, regulatory factors, and the monetary and fiscal policies of governmental agencies. The Company's primary business of purchasing discounted loans and assets is influenced by the general level of product available from U.S. government agencies and private sellers and the competition for such loans from other purchasers. Deposit flows and cost of funds are influenced by prevailing market rates of interest primarily on competing investments, account maturities, and the levels of personal income and savings in the Company's market areas. Future changes in applicable law, regulations or government policies may also have a material impact on the Company.

ASSET/LIABILITY MANAGEMENT

     The interest rate sensitivity of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities will mature or reprice within the same period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities repricing within that same period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities, and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income while a positive gap could result in an increase in net interest income. Conversely during a period of falling interest rates, a negative gap would result in an increase in net interest income and a positive gap would adversely affect net interest income.

     Management monitors the Bank's interest rate risk as one component of its business risk. The Bank has an Investment Committee consisting of the Chairman of the Board, the Executive Vice President and two outside Directors. The Bank's President, Controller and Senior Vice President/Compliance also attend all Investment Committee meetings. This committee meets at least quarterly to review the Bank's interest rate risk position and profitability and to make recommendations for adjustments to the Bank's Board of Directors. This committee also reviews the Bank's portfolio, formulates investment strategies and oversees the timing and implementation of transactions to assure attainment of the Board's objectives in the most effective manner. In addition, the Committee reviews on a quarterly basis the Bank's asset/liability position, including the sensitivity of the market value of portfolio equity based on various interest rate scenarios.

     In managing its asset/liability mix, the Bank has, depending on the relationship between long- and short-term interest rates, market conditions and consumer preference, placed more emphasis on increasing net interest margin than on better matching the interest rate sensitivity of its assets and liabilities in an effort to enhance net interest income. Management believes that due to the high yield the Bank earns on its assets resulting from accretion of purchased discount, the increased net interest income resulting from a mismatch in the maturity of its asset and liability portfolios can, during periods of declining or stable interest rates, provide high enough returns to justify the increased exposure to sudden and unexpected increases in interest rates. In addition, the majority of the Bank's loan originations, renewals, or modifications are made at adjustable interest rates to improve the interest rate sensitivity of the Bank's loan portfolio. The Bank believes that it has the ability to restructure its liabilities very quickly by extending the maturities of FHLB advances and pricing deposits to attract funds with longer terms to maturity. It should be noted that an extension of maturities may result in a higher cost of funds.

     As indicated in the table below, at June 30, 1996, the Bank's interest-bearing liabilities repricing in one year or less exceeded interest-earning assets maturing during the same period by $127.5 million, resulting in a one-year negative gap equal to 11.5% of its interest-earning assets at that date. Despite the Bank's negative gap position, management believes that the Bank's interest rate risk is acceptable given its high yield on earning assets. This high yield is a direct result of (i) purchasing performing loans at a discount,
(ii) prepayments of loans in full that have been purchased at a discount and
(iii) successfully resolving non-performing loans so that they are performing and thus begin to amortize the discount as the loans are paid down.

     The following table sets forth the interest rate sensitivity of the Bank's net assets and liabilities at June 30, 1996 on the basis of the following assumptions. It is assumed that adjustable-rate assets and liabilities would reprice at their earliest repricing date and fixed-rate assets and liabilities would reprice on their contractual maturity date. In addition, fixed-rate loans with original terms of five years or less and a balloon payment are treated as adjustable-rate loans and assumed to reprice in the period the balloon payment is due. It is further assumed that adjustable rate loans prepay at a rate of 10% per year and fixed rate loans are assumed to prepay at the rate of 5% per year. Money market deposit accounts ("MMDA's") and savings deposits are assumed to reprice in accordance with FIDICIA Section 305 guidelines, as follows:
Fifteen percent of MMDA's are assumed to reprice in 0-3 months, 45% in 3-12 months and 40% in 1-3 years; savings deposits are assumed to reprice at 5% in 0-3 months, 15% in 3-12 months, 40% in 1-3 years and 40% in 3-5 years. All prepayments and liability repricing assumptions are based on industry averages used for the purpose of assessing interest rate sensitivity, which the Company believes does not differ materially from its historical experience. Balances in all instruments are kept stable with the assumption that runoff is reinvested in the same instrument. Nonaccrual loans are not reflected below.

                                                                     Maturing or Repricing
                                         ----------------------------------------------------------------------------------------
                                                        Over 1       Over 2         Over 3      Over 5
                                           1 Year       Year to     Years to       Years to     Years to      Over 10
                                          or Less      Two Years   Three Years      5 Years      10 Years       Years      Total
                                         ----------------------------------------------------------------------------------------
                                                                    (Dollars in Thousands)
Fixed rate one- to four-family,
 commercial real estate and
 construction loans . . . . . . . . .     $  19,428  $  14,232     $  19,367     $  56,537    $ 133,194     $217,378  $  460,136
Adjustable rate one- to four-
 family, commercial real estate
 and construction loans . . . . . . .       244,727     31,013        19,380        38,756        1,043          ---     334,919
Commercial business loans . . . . . .         3,374        386         2,474           950        2,279        2,342      11,805
Consumer loans  . . . . . . . . . . .        13,126      1,747         2,121         4,589       10,407       15,114      47,104
Interest-earning deposits . . . . . .        54,838        ---           ---           ---          ---          ---      54,838
FHLB Stock  . . . . . . . . . . . . .         9,340        ---           ---           ---          ---          ---       9,340
Securities available for sale and
 other investments . . . . . . . . .        194,699        ---           ---           ---          ---          ---     194,699
                                          ---------   --------     ----------     --------     --------     --------   ---------
   Total interest-earning assets . .        539,532     47,378        43,342       100,832      146,923      234,834   1,112,841
                                          ---------   --------     ----------     --------     --------     --------   ---------
Money market accounts . . . . . . . .        95,813     31,938        31,938           ---          ---          ---     159,689
Commercial demand . . . . . . . . . .         2,813        ---           ---           ---          ---          ---       2,813
Savings deposits  . . . . . . . . . .           179        179           179           178          178          ---         893
Certificate accounts  . . . . . . . .       554,540    136,428        15,983        20,958          ---          ---     727,909
Subordinated debt, net  . . . . . . .           ---        ---           ---        57,051          ---          ---      57,051
FHLB advances . . . . . . . . . . . .           ---        ---           ---           ---          ---          ---         ---
Other borrowings  . . . . . . . . . .        13,740        ---           ---           939        6,237          552      21,468
                                          ---------   --------     ----------     --------     --------     --------   ---------
  Total interest-bearing liabilities .      667,085    168,545        48,100        79,126        6,415          552     969,823
                                          ---------   --------     ----------     --------     --------     --------   ---------
Interest-earning assets less
 interest-bearing liabilities . . . .     $(127,553) $(121,167)    $  (4,758)   $   21,706     $140,508     $234,282   $ 143,018
                                          ---------   --------     ----------     --------     --------     --------   ---------
                                          ---------   --------     ----------     --------     --------     --------   ---------
Cumulative interest-rate
 sensitivity gap  . . . . . . . . . .     $(127,553) $(248,720)    $(253,478)    $(231,772)    $(91,264)    $143,018   $ 143,018
                                          ---------   --------     ----------     --------     --------     --------   ---------
                                          ---------   --------     ----------     --------     --------     --------   ---------
Cumulative interest-rate gap
 as a percentage of total assets
 at June 30, 1996 . . . . . . . . . .        (10.05)%   (19.60)%      (19.97)%      (18.26)%      (7.19)%      11.27%      11.27%
                                          ---------   --------     ----------     --------     --------     --------    ---------
                                          ---------   --------     ----------     --------     --------     --------    ---------
Cumulative interest-rate gap as
 a percentage of interest-earning
 assets at June 30, 1996  . . . . . .        (11.46)%   (22.35)%      (22.78)%      (20.83)%      (8.20)%      12.85%     12.85%
                                          ---------   --------     ----------     --------     --------     --------   ---------
                                          ---------   --------     ----------     --------     --------     --------   ---------
Cumulative interest-rate gap as a
 percentage of interest-bearing
 liabilities at June 30, 1996 . . . .        (13.15)%   (25.65)%      (26.14)%      (23.90)%      (9.41)%      14.75%     14.75%
                                          ---------   --------     ----------     --------     --------     --------   ---------
                                          ---------   --------     ----------     --------     --------     --------   ---------

     Certain shortcomings are inherent in the method of analysis presented in the foregoing table. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rate. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable-rate mortgages, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment and early withdrawal levels would significantly change the results set forth in the foregoing table. The ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

     The table below sets forth, as of June 30, 1996, the estimated changes in
(i) the Bank's market value of portfolio equity ("MVPE") (I.E., the present value of expected cash flows from assets, liabilities and off-balance sheet contracts) and (ii) the Bank's net interest income on June 30, 1996, presented on an annualized basis which would result from the designated instantaneous changes in the U.S. Treasury yield curve. Yields used in the table to compute Net Interest Income and MVPE reflect actual effective yields for the quarter ended June 30, 1996, annualized.

                             Percentage Change in:
                  ----------------------------------------------
                  Net Interest Income             MVPE                            Change     Change              Dollar   Percent
   Change in     ----------------------  ------------------------     Net        in Net     in Net               Change    Change
Interest Rates    Board       Projected    Board      Projected     Interest     Interest   Interest                in        in
(Basis Points)  Limit %(1)    Change %   Limit %(1)   Change %       Income       Income    Income %      MVPE    MVPE       MVPE
- -------------- -----------  -----------  ---------- ------------  -----------    --------- ----------   -------  ------    --------
                                                       (Dollars in Thousands)
      +400        -75.0%       -13.5%      -75%        -56.0%        $50,950     $-7,924     -13.5%    $  60,996 $-77,657   -56.0%
      +300        -50.0         -9.9       -50         -43.1          53,059      -5,815      -9.9        78,837  -59,816   -43.1
      +200        -35.0         -6.2       -35         -28.1          55,195      -3,679      -6.2        99,709  -38,944   -28.1
      +100        -25.0         -2.7       -25         -13.5          57,270      -1,604      -2.7       119,958  -18,694   -13.5
         0           ---           0         0             0          58,874           0         0       138,653        0       0
      -100        -25.0          2.5       -25          10.7          60,330       1,456       2.5       153,422   14,769    10.7
      -200        -35.0          5.4       -35          18.8          62,028       3,154       5.4       164,727   26,074    18.8
      -300        -50.0          7.6       -50          21.8          63,356       4,482       7.6       168,865   30,212    21.8
      -400        -75.0          9.3       -75          22.6          64,376       5,502       9.3       170,027   31,374    22.6

- --------------------------
(1)  Reflects the limits established by the Board of Directors.

     As indicated in the table above, management has structured its assets and liabilities to increase net interest margin rather than minimize its exposure to interest rate risk. As a result, the changes in the Bank's MVPE reflected above exceed industry averages. In the event of a 400 basis point change in interest rates, the Bank would experience a 22.6% increase in MVPE and a $5.5 million increase in net interest income in a declining rate environment and a 56.0% decrease in MVPE and a $7.9 million decrease in net interest income in a rising rate environment. The Bank's asset and liability structure results in a decrease in MVPE in a rising interest rate environment and an increase in MVPE in a declining interest rate scenario. During periods of rising rates, the value of monetary assets and monetary liabilities decline. Conversely, during periods of falling rates, the value of monetary assets and liabilities increase. However, the amount of change in value of specific assets and liabilities due to changes in rates is not the same in a rising rate environment as in a falling rate environment (I.E., the amount of value increase under a specific rate decline may not equal the amount of value decrease under an identical upward rate movement). The decrease in MVPE in a rising interest rate environment is the result of management's use of relatively short-term liabilities to fund its purchases of loans with substantially longer terms to maturities. While this results in a decrease in MVPE during a rising rate environment and an increase in MVPE in a falling rate environment, management believes that the level of the Bank's net interest spread enables the Bank to incur this additional interest rate risk.

     Management of the Bank believes that the assumptions used by it to evaluate the vulnerability of the Bank's operations to changes in interest rates approximate actual experience and considers them reasonable; however, the interest rate sensitivity of the Bank's assets and liabilities and the estimated effect of changes in interest rates on the Bank's net interest income and MVPE could vary substantially if different assumptions were used or actual experience differs from the historical experience on which they are based. In addition, in evaluating the Bank's exposure to interest rate risk, certain other shortcomings inherent in the method of analysis presented in the foregoing table must be considered. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Further, in the event of a change in interest rates, prepayments and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. As a result, the actual effect of changing interest rates may differ substantially from that presented in the foregoing table.

FINANCIAL CONDITION

     Total assets increased $636.4 million or 100.6%, from $632.9 million at June 30, 1995 to $1.3 billion at June 30, 1996. The increase resulted primarily from an increase in net loans receivable of $405.1 million and an increase in securities available for sale of $154.0 million. The increase in net loans receivable was due primarily to the Company being the successful bidder on loan pools sold by various U.S. governmental agencies. The increase in securities available for sale resulted from the purchase of mortgage backed securities, purchased primarily for liquidity and to maintain compliance with the Qualified Thrift Lender requirements. In addition, real estate held for investment or sale increased $36.4 million or 88.4%, from $41.2 million at June 30, 1995 to $77.6 million at June 30, 1996. The increase was primarily due to the increased investment in residential developments.

     Total liabilities increased $595.6 million, or 102.6% from $580.5 million at June 30, 1995 to $1.2 billion at June 30, 1996, primarily due to FHLB advances and the issuance of $57.5 million of Senior Notes and increases in deposits. Savings deposits increased $433.1 million, or 94.5%, from $458.2 million at June 30, 1995 to $891.3 million at June 30, 1996. Of the $433.1 million net increase in savings deposits, $141.3 million were generated by the sale of certificates of deposits through various brokers, $179.7 million was due to deposits generated at the Company's branch located in Houston, Texas, which opened in April 1995 and $9.5 million was due to deposits generated at the Company's branch located in Winnetka, Illinois, which opened in March, 1996. Advances from the FHLB increased by $74.0 million to fund loan purchases.

     Stockholders' equity increased $40.8 million, or 77.8%, from $52.4 million at June 30, 1995 to $93.2 million at June 30, 1996. This increase was due to earnings.

RESULTS OF OPERATIONS

     GENERAL. The level of net income experienced by the Company in the past three fiscal years resulted primarily from (i) the significant increase in the average balance of interest-earning assets and (ii) non-recurring gains on the sales of loans and foreclosed assets. Gains on the sales of loans and real estate generally are dependent on various factors which are not necessarily within the control of the Company, including market and economic conditions. As a result, there can be no assurance that the gains on sales of loans and real estate reported by the Company in prior periods will be reported in future periods or that there will not be substantial periodic variation in the results from such activities.
                                      54

     AVERAGE BALANCE, INTEREST AND AVERAGE YIELDS AND RATES. The following tables present for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. All average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

                                                                       Year Ended June 30,
                               ----------------------------------------------------------------------------------------------------
                                             1994                              1995                              1996
                               --------------------------------  --------------------------------  --------------------------------
                                Average      Interest              Average    Interest               Average    Interest
                               Outstanding   Earned/   Yield/    Outstanding   Earned/   Yield/    Outstanding   Earned/   Yield/
                                 Balance       Paid     Rate       Balance      Paid      Rate       Balance      Paid      Rate
                               -----------  --------- -------    -----------  --------   ------    -----------  ---------  --------
Interest-Earning Assets:
 Loans receivable(1)  . . . .    $147,609    $33,889    22.96%    $359,317     $61,185    17.03%    $760,906    $131,544   17.29%
 Mortgage-backed securities .       3,828        254     6.64       18,694       1,328     7.10       99,495       6,916    6.95
 Interest-earning deposits  .      10,425        370     3.55       15,993         896     5.60       36,890       2,183    5.92
 FHLB stock . . . . . . . . .       1,522         67     4.40        6,381         386     6.05        4,984         305    6.12
                                 --------    -------    -----     --------     -------    -----      -------    --------   -----
  Total interest-earning
    assets(1) . . . . . . . .    $163,384     34,580    21.16     $400,385      63,795    15.93     $902,275     140,948   15.62
                                 --------    -------              --------     -------              --------    --------
                                 --------                         --------                          --------
Interest-Bearing Liabilities:
 Savings deposits . . . . . .       9,636        247     2.56       29,276       1,435     4.90      127,126       6,099    4.80
 Certificate accounts . . . .     118,885      5,354     4.50      233,875      12,282     5.25      669,269      39,816    5.95
 Senior notes, net  . . . . .         ---        ---    ---            ---         ---   ---          50,093       6,904   13.78
 Borrowings . . . . . . . . .      26,173        958     3.66      125,987       7,264     5.77       71,360       3,999    5.60
                                 --------    -------              --------     -------               -------    --------
  Total interest-bearing
   liabilities . . . . . . .     $154,694      6,559     4.24     $389,138      20,981     5.39     $917,848      56,818    6.19
                                 --------    -------              --------     -------              --------    --------
                                 --------                         --------                          --------

Net interest income . . . .                  $28,021                           $42,814                          $ 84,130
                                             -------                           -------                          --------
                                             -------                           -------                          --------
Net interest rate spread  . .                           16.92%                            10.54%                             9.43%
Net earning assets  . . . . .   $   8,690                         $ 11,247                          $(15,573)
                                ---------                         --------                          ---------
                                ---------                         --------                          ---------
Net yield on average
 interest-
 earning assets  . . . . . .                            17.15%                            10.69%                             9.32%
Average interest-earning
 assets to average
 interest-bearing
 liabilities . . . . . . . .                 105.62%                           102.89%                            98.30%

- -----------------
(1) Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves.

     RATE/VOLUME ANALYSIS. The following schedule presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to outstanding balances and that due to the changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (I.E., changes in volume multiplied by old rate) and (ii) changes in rate (I.E., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

                                                                                  Year Ended June 30,
                                                       ----------------------------------------------------------------------------
                                                                  1994 vs. 1995                            1995 vs. 1996
                                                       -----------------------------------  ---------------------------------------
                                                            Increase                        Increase
                                                           (Decrease)                       (Decrease)
                                                             Due to              Total        Due to                    Total
                                                       ----------------------   Increase     --------------------     Increase
                                                       Volume        Rate      (Decrease)     Volume         Rate     (Decrease)
                                                       --------- ------------ -----------    ---------- ----------   ------------
                                                                                (Dollars in Thousands)
Interest-Earning Assets:
 Loans receivable . . . . . . . . . . . . . . . .       $24,485    $(2,803)       $21,682         $50,403     $  357       $50,760
 Loans receivable - discount  . . . . . . . . . .        11,564     (5,950)         5,614          19,009        590        19,599
                                                        -------    --------       -------         -------     ------       --------
 Loans receivable - total . . . . . . . . . . . .        36,049     (8,753)        27,296          69,412        947        70,359
 Mortgage-backed securities . . . . . . . . . . .         1,056         18          1,074           5,616        (28)        5,588
 Interest-earning deposits  . . . . . . . . . . .           425        101            526           1,234         53         1,287
 Other  . . . . . . . . . . . . . . . . . . . . .           293         26            319             (86)         5           (81)
                                                        -------    --------       -------         -------     ------       --------

   Total interest-earning assets  . . . . . . . .       $37,823    $(8,608)        29,215         $76,176    $   977        77,153
                                                        -------    --------       -------         -------     ------       --------
                                                        -------    --------                       -------     -------
Interest-Bearing Liabilities:
 Savings deposits . . . . . . . . . . . . . . . .       $   963   $    225       $  1,188        $  4,694   $    (30)     $  4,664
 Certificate accounts . . . . . . . . . . . . . .         6,036        892          6,928          25,700      1,834        27,534
 Senior notes, net  . . . . . . . . . . . . . . .           ---        ---            ---           6,904        ---         6,904
 Borrowings . . . . . . . . . . . . . . . . . .           5,754        552          6,306          (3,067)      (198)       (3,265)
                                                        -------    --------       -------         -------     ------       --------
   Total interest-bearing liabilities . . . . . .       $12,753    $ 1,669         14,422         $34,231    $ 1,606        35,837
                                                        -------    --------       -------         -------     ------       --------
                                                        -------    --------                       -------     ------
Change in net interest income . . . . . . . . . .                                 $14,793                                  $41,316
                                                                                 -------                                  ---------
                                                                                 -------                                  ---------

COMPARISON OF OPERATING RESULTS FOR THE FISCAL YEARS ENDED JUNE 30, 1996 AND
1995

     NET INCOME. The Company had net income of $44.2 million for the fiscal year ended June 30, 1996, as compared to $25.4 million for the fiscal year ended June 30, 1995. As discussed in more detail below, the increase in net income of $18.8 million, or 74.0%, was due primarily to an increase in net interest income of $41.3 million and an increase in non-interest income of $2.8 million, which more than offset the increases in the provision for loan losses of $5.0 million, non-interest expense of $10.3 million and income taxes of $10.0 million.

     NET INTEREST INCOME. Net interest income increased $41.3 million, or 96.5%, from $42.8 million in fiscal 1995 to $84.1 million in fiscal 1996, due to an increase in average interest-earning assets during fiscal 1996. The average balance of interest-earning assets increased $501.9 million during this period primarily due to an increase in discounted loans purchased from the HUD and FDIC and, to a lesser extent, increased loan originations and purchases of mortgage-backed securities. In addition, net interest rate spread decreased from 10.54% for fiscal 1995 to 9.43% for fiscal 1996 primarily due to the purchase of lower yielding mortgage-backed securities and interest expense on the Senior Notes.

     INTEREST INCOME. Interest income increased by $77.1 million, or 120.9%, from $63.8 million at June 30, 1995 to $140.9 million at June 30, 1996. Of the total increase in interest income, $50.4 million was due to the increase in average interest-earning assets and $19.6 million was due to the increase in the purchase discount accretion. The increase in average interest- earning assets was primarily due to the increase in discounted loans purchased from the HUD and the FDIC and, to a lesser extent, increased mortgage-backed securities. The increase in the average balance of interest-earning assets more than offset the 31 basis point decrease in the average yield on interest-earning assets from 15.93% during fiscal 1995 to 15.62% during fiscal 1996. This decrease in yield was due in part to increases in lower yielding mortgage-backed securities and in interest-earning deposits.

     INTEREST EXPENSE. Interest expense increased by $35.8 million, or 170.8%, from $21.0 million for fiscal 1995 to $56.8 million for fiscal 1996 due primarily to an increase in the average balance of interest-bearing liabilities and, to a lesser extent, the issuance of the Senior Notes. An increase in certificate accounts accounted for $25.7 million of the increase and the issuance of the Senior Notes accounted for $6.9 million of the increase. The average balance of savings deposits and certificate accounts increased $97.9 million and $435.4 million, respectively, between the two periods due to the opening of two new branch offices, increased rates paid on savings and certificate accounts and increased deposit solicitation efforts as a result of management's decision to utilize such deposits to fund the purchase of discounted loans. The average rate paid on certificate accounts increased from 5.25% during fiscal 1995 to 5.95% for fiscal 1996. The increase in rates paid on deposits was due to increases in market rates of interest and management's decision to pay higher rates to obtain deposits.

     PROVISION FOR LOAN LOSSES. The provision for loan losses is determined by management as an amount sufficient to maintain the allowance for loan losses after net charge-offs at a level considered adequate to absorb future losses inherent in the loan portfolio in accordance with generally accepted accounting principles. The increase of $5.0 million, or 123.6%, in the provision for loan losses from June 30, 1995 to June 30, 1996 was the result of an increase in the average outstanding balance of net loans receivable of $401.6 million, or 111.8%. In addition, at June 30, 1996, net non-accruing loans totaled $55.3 million, as compared to $36.0 million at June 30, 1995.

     The Company establishes an allowance for loan losses based upon a systematic analysis of risk factors in the loan portfolio. This analysis includes an evaluation of the Company's loan portfolio, past loan loss experience, current economic conditions, loan volume and growth, composition of the loan portfolio and other relevant factors. Management's analysis results in the establishment of allowance amounts by loan type based on allocations by asset classification and specific allocations based on asset reviews. The allowance for loan losses as a percentage of net non-performing loans was 17.1% at June 30, 1995 as compared to 9.7% at June 30, 1996. The primary reason for the decline in this ratio was due to the purchase of multi-family non-performing loans for $132.6 million. Management believes that the underlying collateral value is sufficient to cover the Company's basis in these loans.

     Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustment and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowance will be the result of periodic loan, property and collateral reviews and thus cannot be predicted with absolute certainty in advance. In addition, regulatory agencies, as an integral part of the examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance level based upon their judgment of the information available to them at the time of their examination.

     NON-INTEREST INCOME. Total non-interest income increased $2.8 million, or 19.8% to $16.7 million for fiscal 1996 from $13.9 million for fiscal 1995. This increase was primarily due to an increase in gain on real estate transactions of $2.6 million and an increase of $1.1 million in other real estate operations, net, partially offset by a $1.0 million decrease in gains on certain assets. Other real estate operations income, net, increased primarily due to an increase of $822,000 in real estate investment income. During fiscal 1996, the Company increased its earnings on real estate investments primarily due to the operations of two office buildings and three low income multi-family housing developments. The increase of $2.6 million in gain on real estate transactions was primarily due to an increase in foreclosures.

     During fiscal 1996, the Company discontinued the home improvement operations of Beal Acceptance Corporation, a wholly owned subsidiary of the Bank. The Company does not anticipate a material effect on operations as a result of this action.

     NON-INTEREST EXPENSE. Non-interest expense increased $10.3 million, or 84.9%, from $12.2 million for fiscal 1995 to $22.5 million for fiscal 1996 primarily due to an increase in salaries and employee benefits of $3.3 million and an increase in other operating expenses of $4.4 million. The increases in operating expenses, primarily due to the Company's purchasing activities and resultant increase in asset size were principally legal expenses, loan acquisition and origination expenses, loan servicing expenses, audit expenses and marketing expenses. The increase of $3.3 million in salaries and employee benefits was due to the addition of an average of 48 full-time equivalent employees as a result of the Company's increased asset size and an increase in annual bonuses of $614,000. Total full-time equivalent employees at June 30, 1996 were 113 compared to 93 at June 30, 1995. In addition, occupancy expense increased $1.1 million. Lastly, deposit insurance premiums increased $861,000 due the Company's deposit growth.

     The deposits of some financial institutions, such the Bank are presently insured by the Savings Association Insurance Fund ("SAIF"), which, along with the BIF, is one of the two insurance funds administered by the FDIC. A recapitalization plan for the SAIF under consideration by Congress provides for a special assessment of approximately .70% of deposits as of March 31, 1995 which would be imposed on insured deposits of all SAIF insured institutions. The effect of this assessment as proposed would amount to approximately $2.2 million, before taxes. This special assessment would significantly increase non-interest expense and adversely effect the Company's results of operations. The Company has not recorded any effect to date due to the uncertainty of pending legislation. Further, depending upon the Bank's capital level and supervisory rating and assuming the insurance premium levels for BIF and SAIF members are again equalized, future deposit insurance premiums are expected to decrease significantly from the current level of .23% to as low as $2,000 per year, which would reduce non-interest expense for future periods.

     INCOME TAXES. Income taxes increased $10.0 million from $15.2 million for fiscal 1995 to $25.2 million for fiscal 1996 due to an increase in taxable income for the 1996 period. The effective tax rate for federal income taxes was 34.8% for the 1995 period as compared to 33.1% for the 1996 period. The rate decrease was due primarily to the utilization of tax credits generated by BAH. As a result of the increase in the Company's taxable income, the Company is currently subject to the highest federal corporate tax rate of 35%.

COMPARISON OF OPERATING RESULTS FOR THE FISCAL YEARS ENDED JUNE 30, 1995 AND
1994

     NET INCOME. The Company had net income of $25.4 million for the fiscal year ended June 30, 1995, as compared to $10.8 million for the fiscal year ended June 30, 1994. As discussed below, the increase in net income of $14.6 million, or 135.2%, was due primarily to an increase in net interest income of $14.8 million, and an increase in non-interest income of $12.4 million, which more than offset increases in provisions for loan losses of $1.2 million, an increase in non-interest expense of $3.0 million and an increase in income taxes of $8.4 million.

     NET INTEREST INCOME. Net interest income increased $14.8 million, or 52.1%, from $28.0 million in fiscal 1994 to $42.8 million in fiscal 1995 due to an increase in net interest-earning assets in fiscal 1995 as compared to fiscal 1994. This increase was primarily due to an increase in discounted loans purchased and increased loan originations. The average balance of interest-earning assets increased from $163.4 million to $400.4 million due primarily to purchase of discounted loans. In addition, net interest rate spread decreased from 16.9% for fiscal 1994 to 10.5% for fiscal 1995 primarily due to the purchase of lower yielding one- to four-family loans.

     INTEREST INCOME. Interest income increased by $29.2 million, or 83.4%, from $34.6 million in fiscal 1994 to $63.8 million in fiscal 1995 due to an increase in interest-earning assets. Of the total increase in interest income, $22.8 million was due to the increase in the average balance of loans receivable and $5.6 million was due to the increase in purchase discount accretion. During fiscal 1995, the Company purchased $340.2 million in net discounted loans.

     INTEREST EXPENSE. Interest expense increased by $14.4 million, or 221.5%, from $6.5 million in fiscal 1994 to $20.9 million in fiscal 1995 due to an increase in the average balance of interest-bearing liabilities and an increase in the cost of funds primarily due to increases in market rates of interest and, to a lesser extent, management's decision to pay higher rates to obtain deposits. The average balance of certificate accounts increased $115.0 million, or 96.7%, from $118.9 million in fiscal 1994 to $233.9 million in fiscal 1995 as a result of the opening of the Houston, Texas branch office and increased advertising. The average outstanding balance of FHLB advances and other borrowings increased $98.1 million, or 351.6%, from $27.9 million in fiscal 1994 to $126.0 million in fiscal 1995. The Company utilized FHLB advances and deposits to fund discounted loan purchases.

     PROVISION FOR LOAN LOSSES. The increase of $1.2 million, or 41.4%, in the provision for loan losses from fiscal 1994 to fiscal 1995 was the result of an increase in net loans receivable of $273.3 million, or 124.3%, which includes an increase in non-performing assets of $25.2 million, or 128.6%, from $19.6 million at June 30, 1994 to $44.8 million at June 30, 1995 primarily due to the purchase of non-performing discounted loans.

     NON-INTEREST INCOME. Total non-interest income increased by $12.4 million, or 806.8%, from $1.5 million in fiscal 1994 to $13.9 million in fiscal 1995. This increase was primarily due to the non-recurring gain on the sales of interest-earning assets of $9.0 million, gain on sale of mortgage-backed securities of $788,000 and gain on the sales of real estate of $3.5 million. These increased gains were primarily due to sales of loans to the Federal National Mortgage Association ("FNMA") to generate additional capital to fund the Company's asset growth.

     NON-INTEREST EXPENSE. Non-interest expense increased by $3.0 million, or 33.0%, from $9.1 million in fiscal 1994 to $12.1 million in 1995 primarily due to an increase in salaries from $3.4 million in fiscal 1994 to $4.9 million in fiscal 1995. The majority of this increase was due to the addition of 41 full-time equivalent employees during fiscal 1995. Total full-time equivalent employees at June 30, 1994 was 52 as compared to 93 at June 30, 1995 due to the Bank's asset growth. In addition, expenses related to discounted loan purchases from the FDIC and RTC increased $200,000 or 16.7%, from $1.2 million in fiscal 1994 to $1.4 million in fiscal 1995. This increase was a direct result of the increase in discounted loans purchases from the RTC and FDIC during fiscal 1995 and the level of due diligence required to determine the amount to bid. The increases in non-interest expenses such as occupancy, SAIF-deposit insurance premiums and third-party loan servicing fees were related to the Bank's asset growth and related increases in staff. In addition, the increases in advertising and promotion expenses were related to increased deposit solicitation.

     INCOME TAXES. Income taxes increased from $6.8 million to $15.2 million primarily due to an increase in taxable income in fiscal 1995 as compared to fiscal 1994. The effective tax rate for federal income taxes was 35.0% for fiscal 1995 as compared to 34.0% in fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES

     Beal Financial's primary sources of funds are dividends from the Bank and interest earned on its investments. The Bank's primary sources of funds for operations are deposits obtained from its market area, principal and interest payments on loans, and advances from the FHLB of Dallas and to a lesser extent, from the sale of assets. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.

     The primary investing activity of the Company is the purchase of discounted loans from the HUD and FDIC through the sealed bid process or auctions and other private sector sellers. During the years ended June 30, 1996, 1995, and 1994, the Company purchased $541.2 million, $346.2 million and $124.7 million, respectively, of net loans. Loan originations for the years ended June 30, 1996, 1995, and 1994 were $121.9 million, $76.4 million and $59.2 million, respectively.

     The Company's primary financing activity is the attraction of deposits. During the fiscal years ended June 30, 1996, 1995 and 1994, the Company experienced a net increase in deposits of $433.2 million, $272.1 million and $93.2 million, respectively. The Company also utilizes FHLB advances to fund the Bank's discounted loan purchases. During the fiscal years ended June 30, 1996, 1995 and 1994 the Company's net financing activity (proceeds less repayments) with the FHLB totaled $74.0 million, $86.0 million and $17.5 million, respectively. The Company had other borrowings of $78.5 million at June 30, 1996, including $57.5 million of Senior Notes.

     The Company has the ability to borrow additional funds from the FHLB of Dallas by pledging additional assets as collateral, subject to certain restrictions. At June 30, 1996, the Company had an undrawn advance arrangement with the FHLB for $109.0 million.

     The Bank is required to maintain minimum levels of liquid assets as defined by the Texas Department. A Texas savings bank is required to maintain liquidity in an amount not less than 10% of an amount equal to its average daily deposits for the most recently completed calendar quarter in cash or readily marketable securities. At June 30, 1996, the Bank's liquidity ratio was 15.4%.

     The Company's most liquid asset is cash and cash equivalents. The level of cash and cash equivalents is dependent on the Company's operating, financing, and investing activities during any given period. At June 30, 1996, 1995, and 1994, cash and cash equivalents totaled $55.4 million, $31.5 million and $5.0 million, respectively.

     The Company anticipates that it will have sufficient funds available to meet its current commitments. At June 30, 1996, the Company had commitments to purchase loans of $245,000 and to originate loans of $8.3 million. Certificates of deposits which are scheduled to mature in one year or less at June 30, 1996 totaled $554.4 million reflecting consumer preference for short-term investments in the current interest rate environment. Due to the Company's high interest rate spread, management has typically relied upon interest rate sensitive short-term deposits to fund its loan purchases. The Company believes the potential interest rate risk is acceptable in view of the Company's belief that it can maintain an acceptable net interest spread. The Company further believes that based on the levels of retention of such deposits in the recent past, that a significant portion of such deposits will remain with the Company.

     At June 30, 1996, the Bank exceeded each of its three capital requirements. The following is a summary of the Bank's regulatory capital position at June 30, 1996.


                                           At June 30, 1996
                                ---------------------------------------------
                                Required(1)                 Actual
                                ------------------- -------------------------
                                Amount   Percent     Amount     Percent
                                ------- ----------  --------- ---------------
                                           (Dollars in Thousands)
Leverage capital                $115,168   9.00%    $138,664     10.84%
Tier 1 risk-based capital         36,205   4.00      138,664     15.32
Total risk-based capital          99,563  11.00      149,984     16.57


- --------------------
(1) Required leverage and total risk-based capital requirements represent higher capital requirements imposed by the Bank's primary regulator as a condition to the Bank's continued asset growth. See "Regulation - Regulatory Capital Requirements and Prompt Corrective Regulatory Action."


IMPACT OF INFLATION AND CHANGING PRICES

     The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Bank's operations. Nearly all the assets and liabilities of the Company are financial, unlike most industrial companies. As a result, the Company's performance is directly impacted by changes in interest rates, which are indirectly influenced by inflationary expectations. Since the Company has historically placed more emphasis on increasing net interest margin rather than on matching the maturities of interest rate sensitive assets and liabilities, changes in interest rates may have a greater impact on the Company's financial condition and results of operations. Changes in investment rates do not necessarily move to the same extent as changes in the price of goods and services.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION


                           BEAL FINANCIAL CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----
Report of Independent Certified Public Accountants                        63

Consolidated Financial Statements:

Consolidated Balance Sheets as of June 30, 1995 and 1996                  64

Consolidated Statements of Income for the years ended June 30, 1994,
 1995 and 1996                                                            65

Consolidated Statements of Stockholders' Equity for the years ended
 June 30, 1994, 1995 and 1996                                             66

Consolidated Statements of Cash Flows for the years ended June 30,
 1994, 1995 and 1996                                                      67

Notes to Consolidated Financial Statements                                69

                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors
Beal Financial Corporation


We have audited the accompanying consolidated balance sheets of Beal Financial Corporation and Subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beal Financial Corporation and Subsidiaries as of June 30, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.



Grant Thornton LLP
Dallas, Texas
August 30, 1996

                     BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                           (In thousands, except per share data)

                                       June 30,

                                                               1996            1995
                                                            ----------       --------
ASSETS
  Cash                                                      $      532       $    463
  Interest bearing deposits with Federal Home Loan Bank         54,838         31,044
                                                            ----------       --------

     CASH AND CASH EQUIVALENTS                                  55,370         31,507

  Accrued interest receivable                                   16,146          6,306
  Securities available for sale (Note E)                       194,699         40,714
  Loans receivable, net (Note C)                               897,414        492,302
  Federal Home Loan Bank stock                                   9,340          7,475
  Real estate held for investment or sale (Note D)              77,632         41,212
  Premises and equipment, net                                    6,918          7,324
  Loans held for sale                                                -            866
  Other assets                                                  11,760          5,160
                                                            ----------       --------

                                                            $1,269,279       $632,866
                                                            ----------       --------
                                                            ----------       --------

LIABILITIES
  Deposit accounts (Note F)                                $   891,304       $458,165
  Federal Home Loan Bank advances (Note G)                     185,000        111,000
  Senior notes, net  (Note H)                                   57,051              -
  Other borrowings                                              21,468          4,898
  Other liabilities                                             21,284          6,403
                                                            ----------       --------

     TOTAL LIABILITIES                                       1,176,107        580,466

COMMITMENTS AND CONTINGENCIES (Note L)                               -              -

STOCKHOLDERS' EQUITY (Note I)
  Common stock, $1 par value per share; authorized 375
    shares; issued and outstanding, 300 shares                     300            300
  Additional paid-in capital                                     2,740          2,740
  Unrealized loss on available for sale securities,
    net of tax benefit of $466                                    (862)             -
  Retained earnings                                             90,994         49,360
                                                            ----------       --------

     TOTAL STOCKHOLDERS' EQUITY                                 93,172         52,400
                                                            ----------       --------


                                                            $1,269,279       $632,866
                                                            ----------       --------
                                                            ----------       --------





      The accompanying notes are an integral part of these statements.

                 BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share data)

                                Year ended June 30,

                                                                1996           1995           1994
                                                              ---------      ---------      ---------
Interest income:
  Loans, including fees                                      $  92,618      $  41,858      $  20,176
  Purchase discount accretion                                   38,926         19,327         13,713
  Investment securities                                          9,404          2,610            691
                                                              ---------      ---------      ---------
    TOTAL INTEREST INCOME                                      140,948         63,795         34,580

Interest expense:
  Deposits                                                      45,915         13,717          5,601
  Federal Home Loan Bank advances and other borrowings           3,999          7,264            958
  Senior notes                                                   6,904              -              -
                                                              ---------      ---------      ---------
    TOTAL INTEREST EXPENSE                                      56,818         20,981          6,559
                                                              ---------      ---------      ---------

     NET INTEREST INCOME                                        84,130         42,814         28,021

Provision for loan losses (Note C)                               9,044          4,045          2,888

     NET INTEREST INCOME AFTER PROVISION
       FOR LOAN LOSSES                                          75,086         38,769         25,133

Non-interest income:
  Gain on sales of loans                                         8,413          8,620            451
  Gain on sales of securities available for sale                     -            788              -
  Gains on real estate transactions                              7,068          4,412            912
  Other real estate operations, net                              1,108              -              -
  Other operating income                                            94            109            173
                                                             ---------      ---------      ---------
     TOTAL NON-INTEREST INCOME                                  16,683         13,929          1,536

Non-interest expense:
  Salaries and employee benefits                                 8,232          4,944          3,394
  Occupancy and equipment                                        2,049            922            491
  SAIF deposit insurance premium                                 1,332            471            212
  Other real estate operations, net                                  -              -          1,214
  Loss on sales of securities available for sale                   587              -            131
  Other operating expense (Note K)                              10,256          5,808          3,643
                                                             ---------      ---------      ---------
     TOTAL NON-INTEREST EXPENSES                                22,456         12,145          9,085
                                                             ---------      ---------      ---------

     INCOME BEFORE INCOME TAXES                                 69,313         40,553         17,584

Income taxes (Note J)                                           25,153         15,176          6,772
                                                             ---------      ---------      ---------

     NET INCOME                                              $  44,160      $  25,377      $  10,812
                                                             ---------      ---------      ---------
                                                             ---------      ---------      ---------

Income per common share                                      $  147.20      $   84.59      $   36.04
                                                             ---------      ---------      ---------
                                                             ---------      ---------      ---------

Weighted average number of common shares outstanding               300            300            300
                                                             ---------      ---------      ---------
                                                             ---------      ---------      ---------

           The accompanying notes are an integral part of these statements.

                     BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                    (In thousands)

                       Years ended June 30, 1996, 1995 and 1994


                                                                         Unrealized loss
                                      Common Stock          Additional    on securities
                                  ---------------------      paid-in        available       Retained
                                  Shares         Amount      capital        for sale        earnings         Total
                                  ------         ------     ----------   ---------------    --------        -------
Balance at July 1, 1993              300           $300         $2,740        $     -        $13,171        $16,211

  Net income                           -              -              -              -         10,812         10,812
                                     ---           ----         ------          -----        -------        -------

Balance at June 30, 1994             300            300          2,740              -         23,983         27,023

  Net income                           -              -              -              -         25,377         25,377
                                     ---           ----         ------          -----        -------        -------

Balance at June 30, 1995             300            300          2,740              -         49,360         52,400

  Net income                           -              -              -              -         44,160         44,160

  Net unrealized loss on
    securities available for sale,
    net of tax benefit of $466         -              -              -           (862)             -           (862)

  Dividends Paid                       -              -              -              -         (2,526)        (2,526)
                                     ---           ----         ------          -----        -------        -------

Balance at June 30, 1996             300           $300         $2,740          $(862)       $90,994        $93,172
                                     ---           ----         ------          -----        -------        -------
                                     ---           ----         ------          -----        -------        -------


           The accompanying notes are an integral part of these statements.

                     BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)

                                 Year ended June 30,

                                                               1996           1995           1994
                                                            ----------     ----------     ----------
OPERATING ACTIVITIES
  Net income                                                $   44,160     $   25,377     $   10,812

  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities
      Depreciation and amortization                              1,791            585            360
      Accretion of purchase discount                           (38,926)       (19,327)       (13,713)
      Provision for loan losses                                  9,044          4,045          2,888
      Amortization of bond premium and
        underwriting costs                                         477              -              -
      Gains on real estate transactions                         (7,068)        (4,412)          (912)
      Gain on sales of loans                                    (8,413)        (8,620)             -
      (Gain) loss on sales of securities
        available for sale                                         587           (788)             -
      Losses on sales of securities                                  -              -            131

  Changes in operating assets and liabilities
    Accrued interest receivable                                (11,102)        (3,822)        (1,169)
    Prepaid expenses and other assets                           (4,515)        (3,300)          (938)
    Other liabilities and accrued expenses                      14,842          1,098          3,541
                                                            ----------     ----------     ----------

      NET CASH PROVIDED BY (USED IN)
        OPERATING ACTIVITIES                                       877         (9,164)         1,000

INVESTING ACTIVITIES
  Proceeds from sales of loans                                  19,045         64,469              -
  Proceeds from sales of securities
    available for sale                                         151,744         43,372              -
  Proceeds from paydowns of securities
    available for sale                                          10,954            116              -
  Proceeds from sales of real estate                            11,067         11,087          6,517
  Proceeds from sales of investment securities                       -              -         23,760
  Purchases of investment securities                                 -              -        (25,890)
  Purchase of loans and bid deposits on
    loan purchases                                            (541,173)      (374,403)      (124,714)
  Purchases of securities available for sale                  (318,769)       (81,426)             -
  Purchase of Federal Home Loan Bank stock                      (1,865)        (5,902)          (746)
  Capitalized interest on real estate investments                 (482)             -              -
  Purchase of real estate held for investment
    or sale                                                    (18,037)       (28,776)        (4,471)
  Loan originations and advances,
    less loan collections                                      136,265         49,499         12,161
  Purchases of premises and equipment                           (1,406)        (2,488)        (2,296)
                                                            ----------     ----------     ----------

      NET CASH USED IN INVESTING ACTIVITIES                   (552,657)      (324,452)      (115,679)

                     BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                                    (In thousands)

                                 Year ended June 30,

                                                               1996           1995           1994
                                                            ----------     ----------     ----------
FINANCING ACTIVITIES
  Net increase in deposit accounts                          $  433,168     $  272,117     $   93,222
  Proceeds from long-term debt                                  17,776          2,501          2,229
  Repayments of long-term debt                                  (3,767)          (535)             -
  Advances from the Federal Home Loan Bank                      74,000         86,000         17,500
  Proceeds from issuance of senior notes, net                   54,492              -              -
  Cash dividend paid                                               (26)             -              -
                                                            ----------     ----------     ----------

     NET CASH PROVIDED BY FINANCING ACTIVITIES                 575,643        360,083        112,951
                                                            ----------     ----------     ----------

     INCREASE (DECREASE) IN CASH AND
       CASH EQUIVALENTS                                         23,863         26,467         (1,728)

Cash and cash equivalents at beginning of period                31,507          5,040          6,768
                                                            ----------     ----------     ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $   55,370     $   31,507     $    5,040
                                                            ----------     ----------     ----------
                                                            ----------     ----------     ----------

Supplemental disclosure of cash flow information
  Cash paid during the year for
    Interest                                                $   50,707     $   20,968     $    6,558
    Income taxes                                                19,668         14,680          4,920

Supplemental disclosures of noncash investing
  and financing activities
    Real estate acquired in foreclosure or in
      settlement of loans                                   $   22,520     $   11,684     $    4,274
    Assumption of majority stockholders'
      indebtedness in lieu of cash dividend                 $    2,500     $        -     $        -


           The accompanying notes are an integral part of these statements.

                     BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (In thousands)


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

     NATURE OF OPERATIONS: Beal Financial Corporation (the Company), through its subsidiary, Beal Bank SSB (the Bank), collectively
     (the Corporation), operates three branches in Dallas and Houston, Texas and Winnetka, Illinois. The Bank's primary business consists of purchasing pools of loans generally at a discount from the principal balances of the loans. These loans are generally purchased from the Resolution Trust Corporation (RTC), the Federal Deposit Insurance Corporation (FDIC), and the U.S. Department of Housing and Urban Development (HUD).

     A summary of the significant accounting policies of the Corporation applied in the preparation of the accompanying consolidated financial statements follows. The accounting principles followed by the Corporation and the methods of applying them are in conformity with both generally accepted accounting principles and prevailing practices of the savings and loan industry.

     BASIS OF PRESENTATION: The accompanying consolidated financial statements include the accounts of the Corporation, the Bank and its subsidiaries and partnerships in which its subsidiaries are the 1% general and 98% limited partner. All significant intercompany transactions and balances are eliminated.

     USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS: In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ form those estimates.

     LOANS: Loans are stated at unpaid principal balances less the allowance for loan losses, loans in process and net deferred loan origination fees and discounts.

     The Corporation has adopted Statements of Financial Accounting Standards Nos. 114 and 118, concerning accounting by creditors for impairment of a loan (SFAS 114 and 118), effective July 1, 1995. The statements require impairment on non-performing loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, its observable market price, or fair value of collateral if the loan is collateral dependent. A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The adoption of the statement did not have a significant impact on financial position or results of operations of the Corporation.

     Discounts on mortgage loans purchased by the Corporation are amortized to income using the interest method over a remaining period which is the longer of the contractual maturity or the remaining amortization term of the note. Upon early payoff, any remaining discount is taken into income and reflected in the financial statements as interest income. Discounts on consumer loans are recognized over the lives of the loans using methods that approximate the interest method.

     Loans held for sale are carried at the lower of cost or estimated fair value.

                     BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                              (In thousands)


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES - CONTINUED

     Loans collateralized by real estate are classified as loans until the earlier of legal foreclosure or relinquishment of control of the collateral by the borrower.

     INVESTMENT SECURITIES: Effective July 1, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). In accordance with SFAS 115, the Corporation classifies investments as either held to maturity, when the Corporation has positive intent and ability to hold securities to maturity, or available for sale. Securities classified as held to maturity are reported at amortized cost. Securities classified as available for sale are reported at fair value, with unrealized gains and losses, net of income taxes, excluded from earnings and reported as a separate component of stockholders' equity. The adoption of SFAS 115 has had no effect on the Corporation's consolidated financial statements.

     Realized gains and losses on securities classified as available for sale and held to maturity are reported in earnings in the year of sale.

     LOAN-ORIGINATION FEES, COMMITMENT FEES, AND RELATED COSTS: Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income using the interest method over the estimated life of the loans, based on the Corporation's historical prepayment experience. Commitment fees and costs relating to commitments, for which the likelihood of exercise is remote, are recognized over the commitment period on a straight-line basis. If the commitment is exercised during the commitment period, the remaining unamortized commitment fee at the time of exercise is recognized over the life of the loan as an adjustment of yield.

     ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth, composition of the loan portfolio, and other relevant factors. The allowance is increased by provisions for loan losses charged to operations.

     Management believes the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses. Such agencies may require the Corporation to make additions to the allowance based on their judgment of information available to them at the time of their examination.

     REAL ESTATE HELD FOR INVESTMENT AND SALE: Real estate properties held for investment are carried at the lower of cost, including cost of improvements and amenities incurred subsequent to acquisition, or net realizable value (fair value). Costs relating to development and improvement of property are capitalized, whereas costs relating to the holding of property are expensed. Real estate properties acquired through or in lieu of loan foreclosure are initially recorded at fair value less cost to sell at the date of foreclosure.

                     BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                              (In thousands)


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES - CONTINUED

     Valuations are periodically performed by management, and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds its fair value.

     INCOME PER COMMON SHARE: Income per common share is based on the weighted average number of common shares outstanding during each year.

     STATEMENTS OF CASH FLOWS: For purposes of reporting cash flow, cash and cash equivalents include cash on hand, amounts due from banks and interest-bearing deposits in other banks.

     PREMISES AND EQUIPMENT: Premises and equipment are stated at cost, less accumulated depreciation based on the estimated useful lives of the assets, as follows:

          Buildings and improvements                        10-45 years
          Furniture and equipment                           3-10 years

     Depreciation is computed using the straight-line method.

     INCOME TAXES: The Corporation and its subsidiaries file a Federal income tax return on a consolidated basis. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

     OFF-BALANCE SHEET FINANCIAL INSTRUMENTS: In the ordinary course of business, the Corporation has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

     FAIR VALUES OF FINANCIAL INSTRUMENTS: At June 30, 1996, the Corporation adopted Statement of Financial Accounting Standards No. 107,
     "Disclosures About Fair Value of Financial Instruments," (SFAS No. 107). The disclosures are based on the requirements set forth in SFAS 107 and do not purport to represent the aggregate net fair value of the Corporation. Further, the fair value estimates are based on various assumptions, methodologies and subjective considerations which vary widely among different financial institutions and which are subject to change. The following methods and assumptions were used by the Corporation in estimating financial instruments' fair values:

                     BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                              (In thousands)


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES - CONTINUED

       CASH AND CASH EQUIVALENTS: The balance sheet carrying amounts approximate the estimated fair values of such assets.

       INVESTMENT SECURITIES: Fair values for investment securities are based on quoted market prices, if available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

       LOANS: For variable rate loans that reprice frequently and entail no significant change in credit risk, fair values are based on the carrying values. The fair values of other loans are estimated based on discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality.

       DEPOSIT LIABILITIES: The fair values estimated for demand deposits (interest and non-interest bearing accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable rate, fixed-term money market accounts and certificates of deposit approximate their fair values. Fair values of fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected maturities.

       FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS: Fair values for Federal Home Loan Bank advances and other borrowings are based upon current market rates for instruments with similar maturities.

       SENIOR NOTES: Fair values for senior notes is based upon the closing market price at June 30, 1996.

NOTE B - FORMATION OF HOLDING COMPANY

     On April 5, 1995, the Company filed an application with the Office of Thrift Supervision for approval to acquire, indirectly, 100% of the outstanding common stock of the Bank in exchange for 100% of the Company's common stock. The application was approved on June 29, 1995 and the acquisition was effective on July 1, 1995. The accompanying financial statements as of and for each of the two years in the period ended June 30, 1995 reflect the financial position and results of operations of the Bank and its subsidiaries. In connection with the acquisition of the Bank's common stock, the Company assumed certain related indebtedness of $2,500 from the majority shareholder. This amount has been reflected in stockholders' equity as a dividend.

                     BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                              (In thousands)


NOTE C - LOANS RECEIVABLE

     A substantial portion of the Corporation's loan portfolio consists of first mortgage loans in Texas, California, Florida and Colorado. A borrower's ability to pay in full is dependent, in some respects, upon the general economic condition of the area the underlying collateral is in. Loans receivable, net, consisted of the following:


                                                               1996           1995
                                                            ----------     ----------
Real estate loans
  One-to-four family first liens                            $  273,780     $  237,585
  Multifamily                                                  341,696        109,080
  Commercial                                                   321,385        124,985
  Construction and development                                  85,133         51,284
  Land                                                         100,047         35,997
                                                            ----------     ----------

     Total real estate loans                                 1,122,041        558,931

Other loans
  Consumer loans
    One-to-four family junior lien                              50,146         44,999
    Timeshares                                                   7,809         11,668
    Other                                                        8,373          4,791
                                                            ----------     ----------

     Total consumer loans                                       66,328         61,458

  Commercial business loans                                     29,886         45,060
                                                            ----------     ----------

     Total other loans                                          96,214        106,518
                                                            ----------     ----------

     Total loans                                             1,218,255        665,449

Less:
  Loans held for sale                                                -           (866)
  Loans in process                                             (27,172)       (21,217)
  Deferred fees and discounts                                 (281,837)      (144,927)
  Allowance for loan losses                                    (11,832)        (6,137)
                                                            ----------     ----------

     Total loans receivable, net                            $  897,414     $  492,302
                                                            ----------     ----------
                                                            ----------     ----------


     The amount of loans being serviced by the Corporation for others was approximately $50,299 and $40,388 at June 30, 1996 and 1995, respectively.

                     BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                              (In thousands)


NOTE C - LOANS RECEIVABLE - CONTINUED

     Transactions in the allowance for loan losses were as follows:


                                                                         Years ended June 30,
                                                               -------------------------------------
                                                                1996           1995           1994
                                                                ----           ----           ----
                                                               -------       --------        -------
Balance at beginning of year                                   $ 6,137       $  3,547        $ 1,245
  Provision for loan losses                                      9,044          4,045          2,888
  Charge-offs                                                   (3,385)        (1,462)          (586)
  Recoveries                                                        36              7              -
                                                               -------       --------        -------

Balance at end of year                                         $11,832       $  6,137        $ 3,547
                                                               -------       --------        -------
                                                               -------       --------        -------

   In the normal course of business, the Corporation acquires pools of loans at a discount from their current principal balance. The unearned discount is then accreted over the life of the loans using the interest method. In the Corporation's due diligence procedures and bidding, the Corporation takes into consideration potential loans to be modified in determining the price they are willing to pay for a particular pool. In connection with these loan purchases, the Corporation subsequently modifies the terms of certain loans included in the pools. The Corporation does not consider these to be troubled debt restructurings. The effective interest rate on the Corporation's modified loans is equal to or greater than the rate the Corporation would be willing to accept for a new loan with comparable risk.

   The Corporation has previously measured the allowance for credit losses using methods similar to those prescribed in SFAS 114 as amended by SFAS
   118. No additional allowance for loan losses was required as a result of adopting these statements on July 1, 1995. At June 30, 1996, all significant impaired loans have been determined to be collateral dependent and have been measured utilizing the fair value of the collateral.

   As of June 30, 1996, the Corporation's recorded investment in impaired loans and the related valuation allowance calculated under SFAS 114 and 118 are as follows:

                                                                            Recorded       Valuation
                                                                           investment      allowance
                                                                           ----------      ---------
   Impaired loans - valuation allowance required                              $24,233         $2,789
   Impaired loans - no valuation allowance                                     71,035              -
                                                                              -------         ------

   Total impaired loans                                                       $95,268         $2,789
                                                                              -------         ------
                                                                              -------         ------

                     BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                              (In thousands)


NOTE C - LOANS RECEIVABLE - CONTINUED

   The valuation allowance for impaired loans is included in the allowance for loan losses.

   The average recorded investment in impaired loans for the year ended June 30, 1996 was $94,007. Interest income on impaired loans of $8,206 was recognized in 1996. Interest income foregone under the original terms of impaired loans was approximately $5,400 in 1996.

   Nonaccrual and renegotiated loans for which interest has been reduced totaled approximately $57,990 at June 30, 1995. Interest income foregone under the original terms of such loans was approximately $971 and $3,578 for the years ended June 30, 1994 and 1995, respectively.


NOTE D - REAL ESTATE HELD FOR INVESTMENT OR SALE

   Real estate held for investment or sale is comprised of the following:


                                                                1996           1995
                                                               -------        -------
   Real estate held for development and rental                 $50,649        $32,536
   Real estate held for sale                                    27,745          8,790
                                                               -------        -------
                                                                78,394         41,326
     Less accumulated depreciation                                (762)          (114)
                                                               -------        -------

       Total real estate held for investment or sale           $77,632        $41,212
                                                               -------        -------
                                                               -------        -------



   Income from real estate development and rental activities which has not been significant is included in other income in the statements of income. Real estate held for sale was acquired by foreclosure or by deed in lieu of foreclosure.


NOTE E - SECURITIES AVAILABLE FOR SALE

   The carrying amounts and approximate market values of securities available for sale are as follows:



                                                                              Gross          Gross
                                                             Amortized     unrealized     unrealized           Fair
                                                                cost          gains         losses            value
                                                             ---------     ----------     ----------          -----
   Mortgage-backed securities:

     June 30, 1996                                            $196,027           $142        $(1,470)      $194,699

     June 30, 1995                                            $ 40,714           $  -        $     -       $ 40,714

                     BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                              (In thousands)


NOTE F - DEPOSITS


                                                                                     June 30,
                                                              -----------------------------------------------------
                                                                        1996                          1995
                                                              -----------------------        ----------------------
                                                                Amount        Percent         Amount        Percent
                                                              --------        -------        --------       -------
  Noninterest-bearing demand deposits                         $  2,813            .3%        $ 1,522             .3%
  Statement savings deposits (4.75% at June 30, 1996)              893            .1             827             .2
  Money market demand deposit accounts
    (3.0% to 5.87% at June 30, 1996)                           159,689          17.9          57,616           12.6
                                                              --------         -----        --------          -----
                                                               163,395          18.3          59,965           13.1

  Certificates of deposit
    3.51% to 4.00%                                                   -             -             152             .1
    4.00% to 4.50%                                                 359             -           2,751             .6
    4.51% to 5.00%                                              37,966           4.3           8,840            1.9
    5.01% to 5.50%                                             285,176          32.0          41,839            9.1
    5.51% to 6.00%                                             334,778          37.6          42,043            9.2
    6.01% to 6.50%                                              38,467           4.3         218,693           47.7
    6.51% to 7.00%                                              16,822           1.9          68,971           15.1
    7.01% to 7.50%                                              14,242           1.6          13,525            2.9
    7.51% to 8.00%                                                  99             -             792             .2
    8.01% to 8.50%                                                   -             -             594             .1
                                                              --------         -----        --------          -----

      Total certificates of deposit                            727,909          81.7         398,200           86.9
                                                              --------         -----        --------          -----

      Total deposits                                          $891,304        100.0%        $458,165         100.0%
                                                              --------        ------        --------         ------
                                                              --------        ------        --------         ------

   The aggregate amount of deposits with a minimum denomination of $100 or more was approximately $281,582 and $56,645 at June 30, 1996 and 1995, respectively.

   At June 30, 1996, the scheduled maturities of certificates of deposit were as follows:

          June 30,
          --------
            1997                          $554,436
            1998                           136,428
            1999                            15,983
            2000                             8,372
            2001                            12,690
                                          --------

                                          $727,909
                                          --------
                                          --------


                     BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                              (In thousands)


NOTE F - DEPOSITS - CONTINUED


     Interest expense on deposits consists of the following:


                                                                             June 30,
                                                              --------------------------------------
                                                                1996           1995           1994
                                                              --------       --------        -------
    Savings deposits                                          $  6,675       $  1,435        $   247
    Certificates of deposit                                     39,240         12,282          5,354
                                                              --------       --------        -------
                                                              $ 45,915       $ 13,717        $ 5,601
                                                              --------       --------        -------
                                                              --------       --------        -------


NOTE G - FEDERAL HOME LOAN BANK ADVANCES

   Pursuant to collateral agreements with the Federal Home Loan Bank (FHLB), advances are secured by all stock in the FHLB, mortgage-backed securities of $85,000 and qualifying first mortgage loans with a collateral value of approximately $152,000 at June 30, 1996. The FHLB advances of $185,000 at June 30, 1996 mature in July 1996.

NOTE H - SENIOR NOTES

   On August 9, 1995, the Company issued $57,500 of 12.75% Senior Notes due on August 15, 2000 at a discount of $500 which is being accreted over the life of the notes. Interest is payable semi-annually on February 15 and August 15 of each year. Commencing August 15, 1996, the Senior Notes are redeemable, in whole or in part, at the option of the Company.


NOTE I - REGULATORY MATTERS

   The Company is not subject to capital adequacy requirements by its primary regulator, the Office of Thrift Supervision.

   The Bank is subject to various regulatory capital requirements administered by the Texas Savings and Loan Department (the Department) and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                     BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                              (In thousands)


NOTE I - REGULATORY MATTERS - CONTINUED

   Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk based and tier I capital to risk-weighted assets, and of leverage capital to total assets. Management believes, as of June 30, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

   The Department set a capital standard of 11% for total risk based capital and 9% for leverage capital. Texas savings banks, including the Bank, are required to maintain a daily balance of liquid assets at least equal to 10% of the average daily balance of deposits for the preceding quarter. At June 30, 1996 and 1995, the Bank's liquidity ratios were 15.41% and 11.44%, respectively. Effective May 1995, the Department reduced the Bank's minimum total risk based capital ratio and leverage capital ratio to 10% and 7%, respectively, until September 1995 provided the Bank's ratio of classified assets to total risk based capital did not exceed 75%.

   The most recent notification from the Department and Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

   To be categorized as well capitalized by the federal banking agencies, the Bank must maintain minimum total risk-based, tier I risk-based, and leverage ratios as set forth in the table below.



                                                                                           For capital
                                                         Actual                         adequacy purposes
                                                 ---------------------         -----------------------------------
                                                 Amount          Ratio         Amount                        Ratio
                                                 ------          -----         ------                        -----
AS OF JUNE 30, 1996
  Total risk based capital                     $149,984         16.57%        $72,409  Greater than or equal to 8%
  Tier I risk based capital                     138,664         15.32%         36,205  Greater than or equal to 4%
  Leverage capital                              138,664         10.84%         51,186  Greater than or equal to 4%

AS OF JUNE 30, 1995
  Total risk based capital                       58,189         12.56%         37,057  Greater than or equal to 8%
  Tier I risk based capital                      52,400         11.31%         18,528  Greater than or equal to 4%
  Leverage capital                               52,400          8.26%         25,367  Greater than or equal to 4%

                                                To be well capitalized under
                                            prompt corrective action provisions
                                            ------------------------------------
                                             Amount                        Ratio
                                            -------                        -----
AS OF JUNE 30, 1996
  Total risk based capital                  $90,512  Greater than or equal to 10%
  Tier I risk based capital                  54,307  Greater than or equal to 6%
  Leverage capital                           63,982  Greater than or equal to 5%

AS OF JUNE 30, 1995
  Total risk based capital                   46,321  Greater than or equal to 10%
  Tier I risk based capital                  27,793  Greater than or equal to 6%
  Leverage capital                           31,709  Greater than or equal to 5%


                     BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                              (In thousands)


NOTE J - INCOME TAXES

     The following items give rise to deferred tax assets and liabilities in the consolidated balance sheets at June 30:

                                                                1996           1995
                                                               -------       --------
  Deferred tax assets
    Accrued interest receivable                                $ 2,092       $    776
    Loan acquisition cost                                          321            224
    Deferred loan fees                                              28            189
    Accrued expenses                                                42             50
    Real estate held for investment or sale                        167            141
    Premises and equipment                                         167             36
    Unrealized loss on investment securities                       466              -
    Other                                                          777              -
                                                               -------       --------

       Gross deferred tax asset                                  4,060          1,416

  Deferred tax liabilities
    Loan discounts                                                 272            383
    Allowance for loan losses                                      714            645
    FHLB stock dividends                                           175            148
    Gains on real estate transactions                            1,303              -
    Accrued interest                                             2,168              -
    Other                                                            -             28
                                                               -------       --------

       Gross deferred tax liability                              4,632          1,204
                                                               -------       --------

       Net deferred tax asset (liability                       $  (572)      $    212
                                                               -------       --------
                                                               -------       --------

Taxes on income consisted of the following for the years ended June 30:

                                                   1996           1995           1994
                                                -------        -------       --------

  Federal
    Current                                     $21,095        $13,646       $  6,354
    Deferred                                      1,249            (57)          (373)
                                                -------        -------       --------
                                                 22,344         13,589          5,981
  State                                           2,809          1,587            791
                                                -------        -------       --------

                                                $25,153        $15,176       $  6,772
                                                -------        -------       --------
                                                -------        -------       --------

                     BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                              (In thousands)


NOTE J - INCOME TAXES - CONTINUED

     Income taxes for financial reporting purposes differed from the amount computed by applying the statutory federal income tax rate to the income before income taxes for the years ended June 30 were as follows:

                                                                1996           1995           1994
                                                               -------        -------        -------
    Computed tax at statutory Federal income tax rate          $24,260        $14,193        $ 5,979
    Increase (decrease) in taxes resulting from:
      State tax, net of federal tax benefit                      2,195          1,047            505
      Tax credits                                               (1,469)             -              -
      Other                                                        167            (64)           288
                                                               -------        -------        -------

          Total                                                $25,153        $15,176        $ 6,772
                                                               -------        -------        -------
                                                               -------        -------        -------

   In August 1996, the Small Business Job Protection Act of 1996 was signed into law (the Law). Included in the Law is a provision eliminating Section 593 of the Internal Revenue Code which allowed thrift institutions to utilize a preferential loss reserve methodology for determining the allowable bad debt deduction for tax purposes. In addition, the Law requires thrifts to recapture certain bad debt reserves accumulated after 1987. The Bank will no longer be permitted to utilize the reserve method of accounting for bad debts for tax purposes and will be required to recapture all of the Bank's accumulated tax bad debt reserves. The recapture of the tax bad debt reserves will be taken into income ratably over a six year period. However, special provisions of the Law allow thrifts to defer the recapture period for up to two years. At June 30, 1996, the Bank's tax bad debt reserves are approximately $13.6 million. It is expected the Bank will be able to meet the requirements for deferral of the recapture period for the allowed two years and, therefore, approximately $2.3 million will be taken into taxable income annually beginning July 1, 1998.


NOTE K - OTHER OPERATING EXPENSE

   Other operating expense consists of the following:

                                                 1996           1995           1994
                                               --------        -------        -------
    Advertising and promotion                  $    714        $   584        $   230
    Office supplies and expense                     394            267             94
    Legal and professional                        3,599          1,351            700
    Expenses related to loan purchases            2,409          1,375          1,191
    Loan servicing fees                           2,278          1,611            467
    Other                                           862            620            961
                                               --------        -------        -------

                                               $ 10,256        $ 5,808        $ 3,643
                                               --------        -------        -------
                                               --------        -------        -------

                     BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                              (In thousands)


NOTE L - COMMITMENTS AND CONTINGENCIES

   The Corporation's financial statements do not reflect various commitments to extend credit or commitments to purchase loans which arise in the normal course of business and which involve elements of credit risk, interest rate risk or liquidity risk. At June 30, 1996, there were no significant commitments to purchase loans and unfunded loan commitments to extend credit were $8,310.

   Commitments to purchase loans are agreements to purchase certain loans at a specified percentage of the outstanding principal balance as long as all conditions established in the contract are met. Commitments do not have a fixed expiration date. Since the conditions in the contract may not be met for all loans covered by the commitments, the total commitments do not necessarily represent future cash requirements. Collateral on the loans consists primarily of single family residences.

   Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and liens on real estate.

   In September 1994, a borrower filed suit against the Corporation, its directors and certain officers arising out of a foreclosure by the Corporation. The suit alleges intentional infliction of emotional distress, breach of duty to deal honestly and in good faith, and fraud. The plaintiff seeks $20 and $40 million in compensatory and punitive damages, respectively. The Corporation has answered the suit, denying all material allegations therein and intends to vigorously defend such allegations. In the opinion of management, the suit will not have a material effect on the Corporation's consolidated financial position or results of operations.

   The Corporation is also a defendant in various matters in litigation which have arisen in the normal course of business. In the opinion of management, such litigation will not have a material effect on the Corporation's consolidated financial position or results of operations.

   In order to recapitalize the Savings Association Insurance Fund (SAIF), Congress is currently considering legislation which would allow the Federal Deposit Insurance Corporation to assess a special assessment of approximately 77 to 80 basis points to be imposed on all deposits subject to SAIF assessments as of March 31, 1995. Under the proposed plan, the assessment would result in an additional expense to the Corporation of approximately $2.3 million during the year ending June 30, 1997.

                     BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                              (In thousands)


NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS

   The estimated fair values of the Corporation's financial instruments were as follows:

                                                                   June 30, 1996
                                                            -------------------------
                                                             Carrying         Fair
                                                              amount          value
                                                            ----------     -----------
   Financial assets:
     Cash and cash equivalents                              $   55,370     $   55,370
     Securities available for sale                             194,699        194,699
     Loans receivable                                          897,414        934,999

   Financial liabilities:
     Deposit liabilities                                       891,304        892,756
     Federal Home Loan Bank advances                           185,000        185,000
     Other borrowings                                           21,468         21,468
     Senior notes                                               57,051         59,225




NOTE N - CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

                              Beal Financial Corporation

                                    Balance Sheet

                                    June 30, 1996


   Assets
     Cash                                                   $    8,420
     Investment in subsidiary                                  143,438
     Other assets                                                2,900
                                                            ----------

                                                            $  154,758
                                                            ----------
                                                            ----------

   Liabilities and shareholders' equity
     Senior notes                                           $   57,051
     Other borrowings                                            1,900
     Other liabilities                                           2,635
     Shareholder's equity:
       Common stock                                                300
       Additional paid-in capital                                2,740
       Retained earnings                                        90,994
       Unrealized loss on available for sale securities           (862)
                                                            ----------

          Total shareholders' equity                            93,172
                                                            ----------

                                                            $  154,758
                                                            ----------
                                                            ----------

                     BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                              (In thousands)


NOTE N - CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS - CONTINUED

                                 Statement of Income

                               Year ended June 30, 1996

Income
  Equity in undistributed earnings of subsidiary              $45,648
  Dividends from subsidiary                                     3,181
                                                               ------
    Total income                                               48,829

Interest expense
  Federal Home Loan Bank advances and other borrowings            162
  Senior notes                                                  6,903
                                                               ------

    Total interest expense                                      7,065

Non-interest expense
  Salary and employee benefits                                      2
  Other operating expenses                                        116
                                                               ------

    Total non-interest expense                                    118
                                                               ------

    Income before taxes                                        41,646

Income tax expense                                              2,514
                                                               ------

    Net income                                                $44,160
                                                               ------
                                                               ------


                     BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                              (In thousands)


NOTE N - CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS - CONTINUED

                               Statement of Cash Flows

                               Year ended June 30, 1996


Operating activities
Net income                                                       $  44,160
Adjustments to reconcile net income to net cash used in
 operating activities
 Equity in undistributed earnings of subsidiary, less dividends    (45,648)
 Changes in operating assets and liabilities
 Increase in other assets                                           (2,900)
 Increase in other liabilities                                       2,635
                                                                  --------

     Net cash used in operating activities                          (1,753)

Investing activities
 Capital contribution to subsidiary                                (46,252)

Financing activities
 Dividends paid to minority shareholders                               (26)
 Repayments of other borrowings                                       (600)
 Proceeds from issuance of senior notes                             57,051
                                                                  --------

     Net cash provided by financing activities                      56,425
                                                                  --------

     Net increase in cash and cash equivalents                       8,420

Cash and cash equivalents, beginning of year                           -
                                                                  --------

Cash and cash equivalents, end of year                           $   8,420
                                                                  --------
                                                                  --------

                     BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                              (In thousands)


NOTE O - SUMMARIZED OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following quarterly information is unaudited. However, in the opinion of management, the information fairly presents the results of operations for such periods.


                                                                                                     1996
                                                                            -----------------------------------------------------
                                                                               1st            2nd            3rd            4th
                                                                            --------        -------        -------        -------
   Interest income                                                          $21,807        $29,854        $45,448        $43,839
   Interest expense                                                           9,629         13,422         17,014         16,753
                                                                            --------        -------        -------        -------

       Net interest income                                                   12,178         16,432         28,434         27,086

   Provision for losses                                                      (1,366)        (4,569)          (927)        (2,182)
   Other income                                                               3,018          4,233          2,819          6,613
   Other expenses                                                            (5,089)        (5,430)        (4,632)        (7,305)
                                                                            --------        -------        -------        -------

       Income before income tax                                               8,741         10,666         25,694         24,212

   Income tax expense                                                         3,100          3,925          9,205          8,923
                                                                            --------        -------        -------        -------

       Net income                                                           $ 5,641        $ 6,741         $16,489        $15,289
                                                                            --------        -------        -------        -------
                                                                            --------        -------        -------        -------

   Income per common share                                                   $18.80         $22.47         $54.96         $50.97
                                                                            --------        -------        -------        -------
                                                                            --------        -------        -------        -------


                     BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                              (In thousands except per share data)



NOTE O - SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED) - CONTINUED



                                                                                                     1995
                                                                            -----------------------------------------------------
                                                                               1st            2nd            3rd            4th
                                                                            --------        -------        -------        -------

   Interest income                                                          $12,308        $14,671        $16,655        $20,161
   Interest expense                                                           3,085          4,360          6,015          7,521
                                                                            --------        -------        -------        -------

       Net interest income                                                    9,223         10,311         10,640         12,640

   Provision for losses                                                        (749)        (1,526)        (1,797)            27
   Other income                                                               2,442          5,001          2,884          3,602
   Other expenses                                                            (1,854)        (3,470)        (3,163)        (3,658)
                                                                            --------        -------        -------        -------

       Net earnings before income tax                                         9,062         10,316          8,564         12,611

   Income tax expense (benefit)                                               3,304          3,703          3,380          4,789
                                                                            --------        -------        -------        -------

       Net income                                                           $ 5,758         $6,613         $5,184         $7,822
                                                                            --------        -------        -------        -------
                                                                            --------        -------        -------        -------

   Income per common share                                                   $19.19         $22.04         $17.28         $26.07
                                                                            --------        -------        -------        -------
                                                                            --------        -------        -------        -------

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS OF BEAL FINANCIAL

     The Board of Directors of Beal Financial currently consists of four members including D. Andrew Beal, Timothy M. Fults, Bernard L. Weinstein and
David C. Meek. Each member of Beal Financial's Board of Directors is also a director of the Bank. See "Board of Directors of the Bank." Directors Beal and Fults have served as such since Beal Financial's incorporation in September 1993, Director Weinstein has served since June 1995, and Director Meek was appointed in February 1996. The directors of Beal Financial are elected at each annual meeting of stockholders for terms of one year.

EXECUTIVE OFFICERS OF THE CORPORATION

     The executive officers of Beal Financial, who are currently directors or executive officers of Beal Bank, are identified below. The executive officers of Beal Financial are elected annually by Beal Financial's Board of Directors. The executive officers of Beal Financial do not receive any remuneration in their capacity as Beal Financial executive officers.

                     Name                    Position with Corporation
               ----------------         -----------------------------------
               D. Andrew Beal           Chairman of the Board
               David C. Meek            President
               David R. Farmer          Senior Vice President and Treasurer
               Timothy M. Fults         Secretary
               Margaret M. Curl         Vice President/Assistant Secretary

BOARD OF DIRECTORS OF THE BANK

     The Board of Directors of Beal Bank is presently composed of nine members. The following table sets forth certain information with respect to the current directors of the Bank. Under the Bank's Bylaws, directors are elected annually by stockholders for terms of one year. Except as described herein, there are no arrangements or understandings between the persons named and any other person pursuant to which such director was selected.

                                                                                          Term of
                                                                                Director  Office
      Name               Age(1)            Position(s) Held                       Since   Expires
- -----------------------  ------ ----------------------------------------------  --------  -------
D. Andrew Beal             43   Chairman of the Board                             1985      1996
David C. Meek              52   President, Chief Executive Officer and Director   1996      1996
David R. Farmer            47   Executive Vice President, Chief Operating         1993      1996
                                 Officer and Director
Timothy M. Fults           42   Director and Secretary                            1985      1996
Bernard L. Weinstein       54   Director                                          1991      1996
Susan D. Arnold            54   Director                                          1992      1996
Lawrence C. Blanton        59   Director                                          1992      1996
R. Michael Eastland        50   Director                                          1992      1996
David L. Goldstein, CPA    37   Director                                          1993      1996

- ----------
(1) At June 30, 1996.

     The business experience of each director is set forth below. All directors have held their present positions for at least the past five years, except as otherwise indicated.

     D. ANDREW BEAL. Mr. Beal is Chairman of the Board of the Company, a position he has held since June 1995. Mr. Beal has been Chairman of the Board of the Bank since its formation in 1985. He is the owner of approximately 99% of the Company's outstanding common stock. Mr. Beal currently owns and operates 900 apartment units located in Texas, Michigan, Ohio and Missouri and has been involved in buying and operating apartment complexes since the mid 1970s.
Mr. Beal is a member of various real estate groups located in the Dallas area and a member and supporter of various civic organizations.

     DAVID C. MEEK. Mr. Meek is President and Chief Executive Officer of the Company and the Bank. Mr. Meek joined the Bank as President in January 1996. Immediately prior to joining the Bank, Mr. Meek was a self-employed investor and consultant. From February 1991 until January 1995, Mr. Meek was President/Chief Executive Officer/Chief Operating Officer of Coventry Properties, Inc., and Partnership Services, Inc., real estate management corporations located in Dallas, Texas.

     DAVID R. FARMER. Mr. Farmer is a Senior Vice President and Treasurer of the Company and Executive Vice President-Chief Operating Officer of the Bank. Mr. Farmer joined the Bank as Chief Financial Officer and was elected as a Director of the Bank in February 1993. Mr. Farmer also currently holds various other management positions with the Bank's subsidiaries. Prior to joining the Bank in February 1993, Mr. Farmer was a self-employed consultant from June 1990 to February 1993 and Senior Vice President and Chief Operating Officer of Murray Federal Savings and Loan Association in Dallas, Texas from June 1987 until
June 1990.

     TIMOTHY M. FULTS. Mr. Fults is the Secretary of the Company and the Bank, positions he has held since September 1993 and June 1995, respectively.
Mr. Fults is a self-employed trial attorney engaged in the practice of law in the Dallas, Texas area.

     BERNARD L. WEINSTEIN. Dr. Weinstein has been a Professor of Applied Economics at the University of North Texas in Denton, Texas since June 1989.
Dr. Weinstein has also taught at Rensselaer Polytechnic Institute, the State University of New York, the University of Texas at Dallas and Southern Methodist University. Dr. Weinstein has authored or co-authored numerous books and articles on the subject of economic development, public policy and taxation.
Dr. Weinstein currently serves as a director and consultant to various non-public companies, non-profit organizations and government agencies.

     SUSAN D. ARNOLD. Mrs. Arnold is the President of Coldwell Bankers/Paula Stringer Realtors located in Dallas, Texas, a position she has held since 1996. Mrs. Arnold was previously the President of Murray Realtors from 1980 to 1996, which was acquired by Coldwell Bankers/Paula Stringer Realtors in 1996. Mrs. Arnold is a former director of both the Greater Dallas Board of Realtors and the Texas Association of Realtors and the former President of the Greater Dallas Association of Realtors. Mrs. Arnold currently holds various positions with numerous community service organizations.

     LAWRENCE C. BLANTON. Mr. Blanton is a self-employed investor and consultant. He previously was the Chairman and Chief Executive Officer of Providers Funding Corporation of Dallas, Texas from 1989 to 1996, a medical receivables financing company. Mr. Blanton has over 25 years of commercial lending experience.

     R. MICHAEL EASTLAND. Mr. Eastland has been the Executive Director and Chief Executive Officer of the North Central Texas Council of Governments located in Arlington, Texas since December 1992. Prior thereto, Mr. Eastland was the City Manager for the City of Carrollton, Texas from June 1984 to December 1992. Mr. Eastland has over 25 years of service in municipal positions in various Texas localities. He has also served as President and a member of the board of the Texas City Management Association Board. Mr. Eastland is also a former President of the North Texas City Management Association.

     DAVID L. GOLDSTEIN, CPA. Mr. Goldstein has been an information systems consultant with Workflow Designs, Inc. an information systems consulting firm located in Dallas, Texas, since April 1996. From August 1994 through April 1996 Mr. Goldstein was a self employed information systems consultant. Prior to such time, he was Vice President of Advanced Thought Systems, an information systems consulting firm located in Dallas, Texas, from November 1993 to August 1994 and a consultant with Compucom, a systems integration company located in Dallas, Texas, from March 1993 to November 1993. He was a consultant with Coopers & Lybrand, a national accounting and consulting firm, from July 1990 to March 1993 and Corporate Controller of Singer Management Company, a family amusement company located in Carrollton, Texas, from February 1983 to July 1990.

EXECUTIVE OFFICERS OF THE BANK

     The executive officers of the Bank are elected annually by the Board of Directors of the Bank. Except as described herein, there are no arrangements or understandings between the person named and any other person pursuant to which such officer was selected.

     The following information as to business experience during the past five years is supplied with respect to each executive officer of the Bank who does not serve on the Bank's Board of Directors.

     MARGARET M. (MOLLY) CURL. Ms. Curl, age 41, has been the Senior Vice President of the Bank since February 1994. She is also the Bank's compliance and CRA officer, positions she has held since March 1994. Ms. Curl also holds various positions with the Bank's subsidiaries. Prior to joining the Bank in 1994, Ms. Curl was employed by Grant Thornton LLP a national accounting firm located in Dallas, Texas, as a Senior Associate from August 1993 to February 1994 and a Senior Consulting Manager from October 1986 to August 1993. Ms. Curl was employed by the Office of the Comptroller of the Currency, the primary regulator of national banks, as Manager of the Licensing Division from 1983 to 1984, as a National Bank Examiner from 1980 to 1984 and as an Assistant National Bank Examiner from 1975 to 1980. Ms. Curl is also a certified public accountant.

     WILLIAM T. SAURENMANN. Mr. Saurenmann, age 47, is the Senior Vice President-Lending of the Bank. Prior to such time, he was a Vice President of the Bank from August 1991 to November 1994 and an independent consultant to the Bank from May 1991 through August 1991. Mr. Saurenmann is also a Vice President of the Bank's subsidiaries, BMI, BRE, Inc., Loan Acceptance Corporation, and Beal Affordable Housing, Inc. Mr. Saurenmann is also Vice President, Secretary and Treasurer of Beal Business Trust, a subsidiary of BMI. Prior to joining the Bank in 1991, he was Senior Vice President - Lending of San Jacinto Savings and Loan Association, Houston, Texas, from October 1990 to May 1991 and Vice President of Murray Federal Savings and Loan Association, Dallas, Texas, from April 1982 to October 1990.

     STEPHEN K. O'NEAL. Mr. O'Neal, age 41, has been a Vice President of Loan Administration since joining the Bank in July 1996. From 1987 to 1995, Mr. O'Neal was employed in various positions with Metropolitan Federal Bank, f.s.b., an $8 billion financial institution headquartered in Minneapolis, Minnesota, including Vice President and Manager of Commercial Loan Servicing and Asset Management. Prior to that Mr. O'Neal was employed with Grant Thornton LLP a national public accounting firm located in Dallas, Texas from 1986 to 1987 as a Manager in the consulting department. Mr. O'Neal is also a certified public accountant.

     CLARK E. ENRIGHT. Mr. Enright, age 44, joined the Bank in February 1995 as the Vice President - Special Assets Department. Prior to such time, Mr. Enright served as President and Chief Executive Officer of Kelly, Enright and Associates, Inc., a corporation involved in all levels of property administration as well as receivable management, investment and mortgage banking, venture capital and litigation support. He was Senior Vice President/Manager - Special Assets Division of San Jacinto Savings Association in Houston, Texas from 1988 to 1991.

     JAMES W. LEWIS, JR. Mr. Lewis, age 53, has been a Vice President of Accounting/Operations and Treasurer of the Bank since February 1993. He is also the Assistant Secretary and Treasurer of BMI and Secretary and Treasury of Beal Delaware Corp., BAH, Inc., BRE, Inc., BAC and LAC. He has held these positions since July 1994. Prior to being appointed to his current positions, Mr. Lewis was an Executive Vice President of the Bank from December 1988 until February 1993. Mr. Lewis is also a certified public accountant.

     RICHARD L. KILLMON. Mr. Killmon, age 61, joined the Bank as Vice President-Retail Operations in April 1995. Prior to such time, Mr. Killmon served as a self-employed management consultant with Richard L. Killmon & Associates located in Tyler, Texas since 1991. He was Vice President of First Pinnacle, Inc., a financial institution holding company located in Dallas, Texas, from 1989 to 1991. Mr. Killmon has had extensive operational experience with various consulting firms and several large commercial banks located primarily in Texas.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS OF THE COMPANY AND THE BANK

     MEETINGS AND COMMITTEES OF THE COMPANY. Meetings of the Company's Board of Directors are generally held on an as needed basis. For the fiscal year ended June 30, 1996, the Board of Directors met four times. During fiscal 1996, no incumbent director of the Company attended fewer than 75% of the aggregate of the total number of Board meetings and the total number of meetings held by the committees of the Board of Directors on which they served.

     The Board of Directors of the Company has a standing Audit Committee.

     The Company's Audit Committee recommends independent auditors to the full Board, reviews the results of the auditors' services, reviews with management and the internal auditor the systems of internal control and internal audit reports and assures that the books and records of the Company and the Bank are kept in accordance with applicable accounting principles and standards. The members of the Audit Committee are Directors Fults and Weinstein. During the fiscal year ended June 30, 1996, this committee met two times.

     MEETINGS AND COMMITTEES OF THE BANK. The Bank's Board of Directors meets at least once every month and held 12 meetings during the fiscal year ended June 30, 1996. During fiscal 1996, no incumbent director of the Bank attended fewer than 75% of the total number of Board meetings and the total number of meetings held by the committees of the Board of Directors on which he or she served.

     The Bank has standing Executive, Executive Loan, Audit, Investment and Compensation Committees. Set forth below is a description of the Bank's primary committees.

     The Executive Committee is comprised of Directors Beal, Meek, Farmer and Weinstein. The Committee meets when necessary in lieu of the full board of directors. Certain matters that would come under the purview of the full board are addressed by the Executive Committee in lieu of a full board meeting. This committee met once during fiscal 1996.

     The Executive Loan Committee was formed in December 1994 and is comprised of Directors Beal, Meek, Fults, Blanton, Weinstein and Goldstein with directors Arnold, Farmer and Eastland as alternates. The Committee meets when necessary and approves all loans or purchases in excess of $1.0 million. This Committee met 39 times during fiscal 1996.

     The Audit Committee maintains a liaison with the Bank's independent auditors and the Bank's internal auditor throughout the year and reviews the adequacy of the Bank's internal controls. The Committee is composed of Directors Eastland, Fults and Goldstein. This Committee met four times during fiscal 1996.

     The Investment Committee meets monthly to review the Bank's current or planned activities to ensure adequate liquidity, to maintain a high quality of diversified investments, and to provide collateral for pledging requirements. The Committee also acts as the Bank's asset/liability management committee and reviews the Bank's interest rate risk position and profitability on a quarterly basis and makes recommendations for adjustments in the Bank's asset liability management strategy to the full board. The Committee is comprised of Directors Beal, Farmer, Weinstein and Goldstein. This Committee met 11 times in fiscal 1996.

     The Compensation Committee is comprised of Directors Eastland, Arnold and Weinstein. The Committee meets on an as needed basis to establish the compensation of the Chief Executive Officer, approve the compensation of senior officers and the compensation and benefits paid to employees of the Bank. This Committee did not meet during fiscal 1996.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During fiscal 1996, the Compensation Committee was comprised of non-employee Directors Eastland, Arnold and Weinstein.

COMPENSATION OF DIRECTORS

     CASH COMPENSATION. Mr. Beal receives a salary of $120,000 in his capacity as Chairman of the Board of the Company and the Bank and does not receive compensation as an officer in various Bank subsidiaries. Non-employee directors of the Company were paid fees of $500 per meeting for attendance at regular meetings of the Company's Board of Directors and $200 per committee meeting attended. Non-employee directors of the Bank were paid fees of $1,500 per meeting for attendance at regular meetings of the Bank's Board of Directors. Directors are also paid $200 for each committee meeting attended. In addition, all non-employee directors of the Bank were paid a $10,000 bonus in fiscal 1996.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth the compensation paid or accrued by the Company for services rendered by the Company's Chief Executive Officer and each other officer who made in excess of $100,000 (the "Named Officers"). No other executive officer of the Company received aggregate compensation (salary and bonus) in excess of $100,000 in fiscal 1996.

- ---------------------------------------------------------------------------
- ---------------------------------------------------------------------------
                          SUMMARY COMPENSATION TABLE(1)
- ---------------------------------------------------------------------------
                                         ANNUAL COMPENSATION
                                        ---------------------   ALL OTHER
                               FISCAL    SALARY       BONUS    COMPENSATION
NAME AND PRINCIPAL POSITION     YEAR       ($)         ($)       ($)(1)
- ---------------------------------------------------------------------------
David C. Meek, President and    1996    $174,949    $144,912       $  168
 Chief Executive Officer(2)     1995       --          --             --
                                1994       --          --             --
- ---------------------------------------------------------------------------
David R. Farmer, Executive      1996     135,000     108,767        3,615
 Vice President and             1995     136,413      75,000        3,243
 Chief Operating Officer        1994      95,750      25,000        3,050
- ---------------------------------------------------------------------------
William T. Saurenmann, Senior   1996      96,762     107,000        2,927
 Vice President-Lending         1995     104,835      55,000        2,899
                                1994      74,375      69,731        2,831
- ---------------------------------------------------------------------------
Molly Curl, Senior Vice         1996      90,000     107,727        2,940
 President/Compliance(3)        1995      90,000      35,500        3,084
                                1994      32,077       --              78
- ---------------------------------------------------------------------------
James W. Lewis, Jr.             1996      72,964      52,000        2,418
 Vice President                 1995      67,633      30,000        1,414
                                1994      55,418      20,000        1,084
- ---------------------------------------------------------------------------
- ---------------------------------------------------------------------------

- ----------
(1) Includes the Company's contribution to the 401(k) Plan and life insurance premiums paid.
(2) Mr. Meek served as a Bank consultant starting in September 1995 until his appointment as President and Chief Executive Officer in January 1996.
(3)  Ms. Curl joined the Bank in February 1994.

EMPLOYMENT AGREEMENTS

     The Bank has entered into employment agreements with President David C.
Meek and Senior Vice President Curl.   The employment agreements are intended to
assist the Bank in maintaining a stable and competent management team as the Board believes that the continued success of the Bank depends to a significant degree on the skills and competence of its officers.

     The employment agreement with Mr. Meek provides for an initial term commencing on January 24, 1996 and ending on December 31, 1998 at a base salary equal to $200,000 per year, subject to annual increases of 5%. The agreement provides for quarterly bonuses of 2% of the amount by which the Bank's consolidated quarterly net after tax income as shown in the Bank's financial reports filed with the FDIC) exceeds a 20% annualized return on the Bank's consolidated equity (as defined in the agreement) at the end of the preceding quarter, without giving effect to unrealized gains or losses on securities available-for-sale. No bonus would be paid if there is a consolidated net loss until subsequent earnings exceed the loss and the 20% return on equity is achieved. The agreement also provides participation in an equitable manner in employee benefits applicable to executive personnel and for the reimbursement of business expenses.

     The agreement is terminable by Mr. Meek upon 30 days' notice to the Bank. The agreement provides for the payment to Mr. Meek of an amount equal to $150,000 in the event of termination of the employee by the Bank without cause during the term of the agreement provided however, this payment is reduced to the lesser of $150,000 or the remaining prorated salary benefits, including bonus, if termination occurs in the third year of the agreement.

     The employment agreement with Ms. Curl provides for an initial term of three years starting in February, 1994 and a base salary equal to $90,000, subject to annual review and adjustment by the Board of Directors. Ms. Curl's base salary for fiscal 1997 is $90,000. The agreement provides for renewal upon the expiration of the initial term upon the written consent of both parties.
The agreement also provides participation in an equitable manner in employee benefits applicable to executive personnel and for the reimbursement of an established amount of business expenses.

     The agreement is terminable by Ms. Curl upon 90 days' notice to the Bank. The agreement provides for the payment to Ms. Curl of an amount equal to nine months base salary in the event of termination of the employee by the Bank without cause during the term of the agreement. Based on her current salary, if Ms. Curl had been terminated as of June 30, 1996 under circumstances entitling her to benefits pay as described above, she would have been entitled to a lump sum payment of approximately $67,500.

BENEFITS

     GENERAL. The Bank currently maintains an employee benefit program providing, among other benefits, major medical insurance, dental benefits, disability insurance and life insurance. Beal Bank also maintained a 401(k) plan for the benefit of its employees.

     401(k) PLAN. The Bank maintains the Beal Bank 401(k) Plan, designed to be qualified under Section 401(k) of the Code (the "401(k) Plan"). The 401(k) Plan covers all full-time salaried employees of the Bank. Any employee of the Bank or its subsidiaries over the age of 21 is eligible to participate in the 401(k) Plan following the completion of three months of service to the Bank or any of its subsidiaries. Under the 401(k) Plan, a participant may elect to defer up to a maximum of $9,500 of his salary for calendar 1996 to the 401(k) Plan. The Bank makes discretionary matching and profit-sharing contributions to the 401(k) Plan, up to a maximum of 25% of the participant's compensation for the plan year. "Compensation" for purposes of the 401(k) Plan generally includes a participant's base compensation, including amounts contributed to the 401(k) Plan by the employer. A Participant is always 100% vested in his or her salary deferral contributions and the earnings thereon. A Participant becomes vested in Bank contributions to the 401(k) Plan at the rate of 25% per year commencing with the completion of two years of service.

     Participants can allocate their salary deferral contributions and the Bank's contributions to the 401(k) Plan, if any, among one or more of the six investment options available under the 401(k) Plan. These investment options include two fixed interest funds, a bond fund, a bond and stock fund and two growth stock funds.

     The 401(k) Plan provides for in-service hardship distributions of a participant's salary deferral contributions. Distributions from the 401(k) Plan are made upon termination of service in the form of a lump sum. The Bank's contributions to the 401(k) Plan on behalf of the Named Officers are included in the Summary Compensation Table.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

     The Bank has a policy of granting loans to eligible directors, officers, employees and members of their immediate families for the financing of their personal residence and for consumer purposes. Loans to such individuals for commercial purposes are limited to the lesser of $100,000, or 15% of the Bank's net worth. All such loans to directors, officers, employees and their immediate families are made in the ordinary course of business and on the same terms, including collateral and interest rates, as those prevailing at the time for comparable transactions with unaffiliated parties and do not involve more than normal risk of collectibility. All transactions with related parties are also approved by at least a majority of the disinterested members of the Board of Directors.

     All loans by the Bank to its directors and executive officers are subject to federal regulations restricting loan and other transactions with affiliated persons of the Bank. Federal regulations currently require that all loans to directors and executive officers be made on terms and conditions comparable to those for similar transactions with non-affiliates. At June 30, 1996, there were no loans outstanding to any director, executive officer, member of their immediate families or business interest of such individuals, except for one loan to a member of Mr. Beal's family. This loan was made on terms and conditions comparable to those for similar transactions with non-affiliates.

     From time to time Mr. Beal has made loans to the Bank and its subsidiaries He has also provided his personal guarantee on loans made to the Bank or its subsidiaries by unaffiliated lenders. All of these transactions were on the same terms as those prevailing at the time for comparable transactions with unaffiliated parties except that the loans made by Mr. Beal to the Bank's subsidiaries were interest-free. The amount of interest if a market rate were to have been used, would not be material to the financial condition or results of operations of the Bank.

     Mr. Beal currently rents office space from the Bank, for which he pays $500 per month. The Board of Directors believes that the rental rate charged is equivalent to the rental rate which would be charged to an unaffiliated party for the space.

     In July 1995, BMI assigned its interest in 48 acres of timber land located in Estonia to D. Andrew Beal for a price equal to $25,178. In June 1996, in connection with the closure of its Estonia office, Mr. Beal purchased for $30,000, an amount equal to the highest independent offer received, furniture with a book value of $98,536.

     In connection with the Company's indirect acquisition of the Bank's outstanding capital stock, the Company assumed the obligation to repay a $2.5 million debt obligation of D. Andrew Beal. The proceeds from this borrowing were used for the initial capitalization of the Bank. This obligation is secured in full by a certificate of deposit owned by D. Andrew Beal. The debt had a balance of $1.9 million at June 30, 1996.

ITEM 13.  STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth information as of June 30, 1996 regarding the share ownership of those persons or entities known by management to beneficially own the Company's Common Stock. Except as set forth below, no other director or executive officer owns any shares of the Company's Common Stock.

                                               Shares Beneficially     Percent
   Name and Address of Beneficial Owner              Owned            of Class
- --------------------------------------------   -------------------    --------
D. Andrew Beal, Chairman of the Board of            297,000             99.0%
 the Company and the Bank
Suite 902, 15770 N. Dallas Parkway
Dallas, TX  75248

Timothy M. Fults, Director and Secretary of           3,000              1.0%
 the Corporation and Director and Secretary
 of the Bank
5956 Sherry Lane #800
Dallas, TX  75225

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON
               FORM 8-K

     (a)(1)    FINANCIAL STATEMENTS:

     The following information appearing in Part I, Item 8 of this Form 10-K is incorporated herein by reference.

     Independent Auditor's Report
     Consolidated Statements of Financial Condition at June 30, 1995 and 1996 Consolidated Statements of Income for the Years Ended June 30, 1994, 1995
      and 1996
     Consolidated Statements of Changes in Stockholders' Equity for the Years
      Ended June 30, 1994, 1995 and 1996
     Consolidated Statements of Cash Flows for Years Ended Years June 30, 1994,
      1995 and 1996
     Notes to Consolidated Financial Statements


     (a)(2)     FINANCIAL STATEMENT SCHEDULES:

     All financial statement schedules have been omitted as the information is not required.

     (a)(3)    EXHIBITS:

                                                                        REFERENCE
                                                                        TO PRIOR
                                                                         FILING
REGULATION                                                             OR EXHIBIT
   S-B                                                                   NUMBER
 EXHIBIT                                                                ATTACHED
 NUMBER                         DOCUMENT                                 HERETO
- ----------   -----------------------------------------------------    ------------
   2         Plan of Acquisition, Reorganization, Arrangement,        None
              Liquidation or Succession
   3(i)      Certificate of Incorporation                               *
   3(ii)     Bylaws                                                     *
   4.1       Form of Indenture dated as of August 11, 1995, with        *
              respect to the Registrant's 12-3/4% Senior Notes, due
              August 15, 2000.
   4.2       Specimen Senior Note (found at Sections 2.02 and 2.03      *
               of the Form of Indenture filed as Exhibit 4.1)
   9         Voting Trust Agreement                                   None
  10         Material contracts:
             (a)  Employment Agreement with Margaret Curl               *
             (b)  Employment Agreement with David C. Meek               **
  11         Statement re:  computation of per share earnings         Not required
  12         Statement re:  computation of ratios                     Not required
  13         Annual Report to Security Holders                        Not required
  16         Letter re:  change in certifying accountants             Not required
  18         Letter re:  change in accounting principles              None
  19         Previously unfiled documents                             None
  21         Subsidiaries of Registrant                                 ***
  22         Published report regarding matters submitted to vote of  None security holders
  23         Consents of Experts and Counsel                          None
  24         Power of Attorney                                        Not required
  27         Financial Data Schedule                                    ***
  28         Information from reports furnished to state insurance    Not required
              regulatory authorities
  99         Additional Exhibits                                      Not applicable

- ----------
* Filed as exhibits to the Company's Registration Statement on Form S-1 under the Securities Act of 1993, filed with the Securities and Exchange Commission on June 7, 1995 (Registration No. 33-93212). All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.
** Filed as an exhibit to the Company's Form 10-Q under the Securities Act of 1934, filed with Securities and Exchange Commission on May 15, 1996. Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.
***  Exhibit filed herewith.

                                  SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BEAL FINANCIAL CORPORATION

Date: September 30, 1996               By: /s/ David C. Meek
      ------------------------             -------------------------------
                                           David C. Meek, President and Chief
                                           Executive Officer
                                           (DULY AUTHORIZED REPRESENTATIVE)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ D. Andrew Beal                       /s/ David R. Farmer
- -----------------------------------      -----------------------------------
D. Andrew Beal, Chairman                 David R. Farmer, Senior Vice President
                                         and Treasurer (PRINCIPAL FINANCIAL
                                         AND ACCOUNTING OFFICER)

Date: September 30, 1996                 Date: September 30, 1996
- -----------------------------------      -----------------------------------

/s/ Timothy M. Fults                     /s/ Dr. Bernard L. Weinstein
- -----------------------------------      -----------------------------------
Timothy M. Fults, Director               Dr. Bernard L. Weinstein, Director

Date: September 30, 1996                 Date: September 30, 1996
- -----------------------------------      -----------------------------------

/s/ David C. Meek
- -----------------------------------
David C. Meek, Director

Date: September 30, 1996
- -----------------------------------