Form 10-K405/A
period 1996-06-30
BEAL FINANCIAL CORP
filed 1996-10-11
CIK 946482

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                     FORM 10-K\A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]
    FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                                          OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
    FOR THE TRANSITION PERIOD FROM____________________TO___________________

                           COMMISSION FILE NUMBER 33-93312


                              BEAL FINANCIAL CORPORATION
-----------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

             Texas                                     75-2583551
---------------------------------            --------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)


Suite 300, LB 66, 15770 North Dallas Parkway,
Dallas, Texas                                                           75248
----------------------------------------------   ----------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:    (972) 404-4000
                                                       ---------------

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

                                            BEAL FINANCIAL CORPORATION



Date:   October 11, 1996               /s/ David R. Farmer
       ----------------------          ---------------------------------
                                       David R. Farmer, Senior Vice President
                                         and Treasurer (PRINCIPAL FINANCIAL AND
                                         ACCOUNTING OFFICER)

                                  INDEX TO EXHIBITS


 Exhibit
 Number

   3.1        Certificate of Incorporation *

   3.2        Bylaws *

   4.1 Form of Indenture dated as of August 11, 1995, with respect to the Registrant's 12-3/4% Senior
              Notes, due August 15, 2000 *

   4.2        Specimen Senior Note (found at Sections 2.02 and
              2.03 of the Form of Indenture filed as Exhibit 4.1) *

   10         Material contracts:
                (a)  Employment Agreement with Margaret Curl *
                (b)  Employment Agreement with David C. Meek **

   21         Subsidiaries of the Registrant ***

   27         Financial Data Schedule ***

-----------------------------

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