Form 10-Q
period 1996-09-30
BEAL FINANCIAL CORP
filed 1996-11-14
CIK 946482

                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549

                                   --------------

                                     FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

        For the transition period from _____________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 1996, there were 300,000 shares of the Registrant's common stock issued and outstanding.

                            BEAL FINANCIAL CORPORATION

                                       INDEX


                                                              PAGE
                                                             NUMBER
                                                             ------

PART I.   FINANCIAL INFORMATION

          Item 1. - Financial Statements ...................... 1

          Item 2. - Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations................................. 2


PART II.  OTHER INFORMATION

          SIGNATURES

BEAL FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                          September 30
                                                              1996          June 30
                                                          (Unaudited)        1996
                                                          ------------    ----------
ASSETS
  Cash                                                     $      522     $      532
  Interest bearing deposits                                    79,141         54,838
                                                           ----------     ----------

    CASH AND CASH EQUIVALENTS                                  79,663         55,370

  Accrued interest receivable                                  14,463         16,146
  Securities available for sale                               124,598        194,699

  Net loans receivable                                      1,003,396        908,246
    LESS ALLOWANCE FOR LOSSES                                 (11,903)       (11,832)
                                                           ----------     ----------
                                                              991,493        897,414

  Federal Home Loan Bank stock                                  9,478          9,340
  Real estate held for investment or sale                      89,341         77,632
  Premises and equipment, net                                   6,819          6,918
  Other assets                                                 16,983         11,760
                                                           ----------     ----------

                                                           $1,332,838     $1,269,279
                                                           ----------     ----------
                                                           ----------     ----------
LIABILITIES
  Deposit accounts                                         $1,013,584       $891,304
  Federal Home Loan Bank advances                              99,000        185,000
  Senior notes, net                                            57,072         57,051
  Other borrowings                                             21,638         21,468
  Other liabilities                                            32,226         21,284
                                                           ----------     ----------

    TOTAL LIABILITIES                                       1,223,520      1,176,107

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, par value $1 per share
    authorized                 375,000
    issued and outstanding     300,000                            300            300
  Paid-In capital                                               2,740          2,740
  Unrealized loss on available for sale
    securities, net of tax benefit of $211 and $466 at
    September 30, 1996, and June 30, 1996, respectively          (392)          (862)
  Retained earnings                                           106,670         90,994
                                                           ----------     ----------

    TOTAL STOCKHOLDERS' EQUITY                                109,318         93,172
                                                           ----------     ----------

                                                           $1,332,838     $1,269,279
                                                           ----------     ----------
                                                           ----------     ----------

                 See notes to consolidated financial statements

BEAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
           UNAUDITED
(In thousands, except share data)

                                                         Three Months Ended
                                                            September 30,
                                                          1996        1995
                                                        -------     -------

Interest Income:
  Loans, including fees                                 $23,631     $13,869
  Purchase discount accretion                            19,861       6,529
  Investment securities                                   3,251       1,409
                                                        -------     -------
    TOTAL INTEREST INCOME                                46,743      21,807

Interest expense:
  Deposits                                               13,894       7,873
  Federal Home Loan Bank
    advances and other borrowings                           845         774
  Senior notes                                            1,979         982
                                                        -------     -------
    TOTAL INTEREST EXPENSE                               16,718       9,629
                                                        -------     -------

    NET INTEREST INCOME                                  30,025      12,178

Provision for loan losses                                   334       1,366
                                                        -------     -------

    NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                          29,691      10,812

Other income
  Gain on sales of loans                                  1,413         335
  Gain on real estate transactions                        2,026       2,435
  Other real estate operations, net                         583         241
  Other operating income                                   -              7
                                                        -------     -------
    TOTAL NONINTEREST INCOME                              4,022       3,018

Other expense
  Salaries and employee benefits                          2,845       2,518
  Occupancy and equipment                                   528         413
  SAIF deposit insurance premium                          2,612         178
  Loss on sales of securities available for sale            437        -
  Other operating expenses                                2,866       1,980
                                                        -------     -------
    TOTAL NONINTEREST EXPENSES                            9,288       5,089
                                                        -------     -------

    INCOME BEFORE INCOME TAXES                           24,425       8,741

  Income taxes                                            8,749       3,100
                                                        -------     -------

    NET INCOME                                          $15,676     $ 5,641
                                                        -------     -------
                                                        -------     -------

Income per common share                                 $ 52.25     $ 18.80
                                                        -------     -------
                                                        -------     -------

Weighted average number of common shares outstanding        300         300
                                                        -------     -------
                                                        -------     -------

                 See notes to consolidated financial statements

                           BEAL FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                (In thousands)

                                                              Three Months
                                                           ended September 30
                                                           ------------------
                                                           1996          1995
                                                           ----          ----
OPERATING ACTIVITIES
   Net income                                           $  15,676      $  5,641

   Adjustments to reconcile net income to net cash
    provided by operating activities
      Depreciation and amortization                           507           308
      Accretion of purchased discount                     (19,861)       (6,529)
      Provision for loan losses                               334         1,366
      Amortization of bond premium and underwriting
       costs                                                  146            66
      Gains on real estate transactions                    (2,026)       (2,536)
      Gain on sales of loans                               (1,413)         (335)
      Loss on sales of investment securities-available
       for sale                                               437          --
      Loss on sale of premises and equipment                   71          --

   Changes in operating assets and liabilities
      Accrued interest receivable                             705          (583)
      Prepaid expenses and other assets                      (165)         (364)
      Accrued interest payable-bonds                       (1,833)          916
      Other liabilities and accrued expenses               10,713         4,089
                                                        ---------      --------

         Net cash provided by operating activities          3,291         2,039

INVESTING ACTIVITIES
   Proceeds from sales of loans                             6,526         1,219
   Proceeds from sales of securities available for
    sale                                                   68,134          --
   Proceeds from paydowns of securities available for
    sale                                                    2,318           927
   Proceeds from loan collections, less loan
    originations and advances                              58,846        19,559
   Proceeds from sales of real estate                       4,714         5,902
   Proceeds from sales of premises and equipment               43          --
   Purchases of loans and bid deposits on loan
    purchases                                            (151,845)      (99,809)
   (Purchases) sales of Federal Home Loan Bank stock         (138)        4,438
   Purchases of real estate held for invest, or sale
    and partnership/JV interests                           (3,811)       (8,749)
   Purchases of premises and equipment                       (235)         (399)
                                                        ---------      --------

         Net cash used in investing activities            (15,448)      (76,912)

FINANCING ACTIVITIES
   Net increase in deposit accounts                       122,280        93,769
   Proceeds from long-term debt                               693         8,638
   Repayments of long-term debt                              (523)         (137)
   Repayments of advances from the Federal Home
    Loan Bank                                             (86,000)      (77,000)
   Proceeds from issuance of senior notes, net               --          54,491
   Cash dividends paid                                       --             (25)
                                                        ---------      --------

         Net cash provided by financing activities         36,450        79,736
                                                        ---------      --------

         Increase in cash and cash equivalents             24,293         4,863

Cash and cash equivalents at beginning of period           55,370        31,507
                                                        ---------      --------

Cash and cash equivalents at end of period              $  79,663        36,370
                                                        ---------      --------
                                                        ---------      --------

Supplemental disclosure of cash flow information
   Cash paid during the period for
      Interest                                          $  16,847        8,480
      Income taxes                                          4,000          750

Supplemental disclosure of noncash investing and
 financing activities
      Real estate acquired in foreclosure or in
       settlement of loans                              $  14,258        5,146
      Assumption of majority stockholder's debt
       related to initial public offering                    --          2,500


                  See Notes to Consolidated Financial Statements

BEAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Rule 10-1 of Regulation S-X. The financial statements as of September 30, 1996 and for the three months ended September 30, 1996, and 1995 are unaudited and, in the opinion of management, include all adjustments necessary (which consist of only normal recurring adjustments) for a fair presentation of the financial position and results of operations for the interim periods. The results of operations for the three month period are not necessarily indicative of the results to be expected for the full year.

These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Beal Financial Corporation's annual report in Form 10-K for the year ended June 30, 1996.

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


FINANCIAL CONDITION

     Beal Financial Corporation (the "Corporation"), the parent company of Beal Bank, ssb, (the "Bank"), had total assets of $1.3 billion at September 30, 1996 representing an increase of $63.6 million or 5%, from $1.2 billion at June 30, 1996. The increase resulted primarily from an increase in net loans receivable of $94.1 million, an increase in cash and cash equivalents of $24.3 million and an increase in real estate held for investment or sale of $11.7 million; partially offset by a decrease in securities available for sale of $70.1 million. The increase in net loans receivable was due primarily to the Corporation being the successful bidder on loan pools sold by various U.S. governmental agencies and to a lesser extent, to loan origination activity. The increase in cash and cash equivalents was the result of normal operations, including proceeds received from the sale of certain mortgage-backed securities from the securities available for sale portfolio. The increase in real estate held for investment or sale was primarily the result of additional real estate direct investments by the Bank's subsidiaries.

     Total liabilities increased $47.4 million, or 4.0% from June 30, 1996 to $1.2 billion at September 30, 1996, primarily due to an increase in deposits of $122.3 million, or 13.7%, and an increase of $10.9 million in other liabilities, partially offset by a decline in Federal Home Loan Bank ("FHLB") advances of $86.0 million. Advances for the FHLB of Dallas were repaid with the increase in deposits and the proceeds from the sale of mortgaged backed securities.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

     NET INCOME. For the three months ended September 30, 1996, net income of $15.7 million represented an increase of $10.0 million, or 177.9% from the three months ended September 30, 1995. As discussed in more detail below, the increase in net income was primarily due to a $18.9 million increase in net interest income after provision for loan losses, partially offset by an increase in non-interest expense of $4.2 million and an increase in income taxes of $5.6 million.

     NET INTEREST INCOME. Net interest income increased $17.8 million, or 146.6%, from $12.2 million at September 30, 1995, to $30.0 million at September 30, 1996 due to an increase in average interest-earning assets.
The average balance of interest-earning assets increased $515.0 million during this period primarily due to an increase in discounted loans purchased and, to a lesser extent, increased loan originations and purchases of mortgage-backed securities. In addition, net interest rate spread increased from 8.29% for the three months ended September 30, 1995, to 10.71% for the three months ended September 30, 1996 primarily due to an increase in the yield on interest earning assets from 14.67% to 16.79% for the three month period ending September 30, 1995 and 1996, respectively.

     INTEREST INCOME. Interest income increased $24.9 million, or 114.3% from $21.8 million at September 30, 1995 to $46.7 million at September 30, 1996. Of the total increase in interest income, $13.3 million was due to an increase in the discount accretion and $11.6 million was due to an increase in average interest-earning assets and, to a lesser extent, to an increase in the yield on interest earning assets. The yield on interest earning assets increased by 2.12% for the three months ended September 30, 1996 compared to the same prior year period. This increased yield was primarily due to an increase in the yield on loans, net, from 15.96% for the three months ended September 30, 1995 to 18.82% for the three months ended September 30, 1996.

     INTEREST EXPENSE. Interest expense increased $7.1 million, or 73.6%, from $9.6 million at September 30, 1995 to $16.7 million at September 30, 1996 primarily due to an increase in the average balance of interest-bearing liabilities of $492.8 million. The increase in average interest-bearing liabilities was primarily due to an increase in the average balance of deposits of $462.6 million and the issuance of 12.75% senior notes in August, 1995, partially offset by the decline in the average balance of FHLB advances of $7.6 million. The increase in the average balance of interest-bearing liabilities more than offset the 31 basis point decrease in the average cost of interest-bearing liabilities from 6.39% for the three month period ending September 30, 1995 to 6.08% for the three month period ending September 30, 1996.

     PROVISION FOR LOAN LOSSES. The provision for loan losses is determined by management as an amount sufficient to maintain the allowance for loan losses at a level considered adequate to absorb future losses inherent in the loan portfolio in accordance with generally accepted accounting principles. The provision for loan losses decreased $1.0 million, or 75.6% for the three months ended September 30, 1996 as compared to the same period last year.
The majority of this decrease was the result of a decrease in the volume of loans receivable growth for the three months ended September 30, 1996, as compared to the same period last year.

     The Corporation establishes an allowance for loan losses based upon a systematic analysis of risk factors in the loan portfolio as well as a specific analysis of certain impaired loans. This analysis includes an evaluation of the corporation's loan portfolio, past loan loss experience, current economic conditions, loan volume and growth, composition of the loan portfolio and other relevant factors. Management's analysis results in the establishment of allowance amounts by loan type based on allocations by asset classification. The allowance for loan losses as a percentage of net non-performing loans was 6.5% at September 30, 1996 as compared to 9.7% at June 30, 1996. The primary reason for the decline in this ratio was due to the purchase of $41.0 million, net, of multi-family non-performing loans. Management believes that the underlying collateral value is sufficient to cover the Corporation's investment in these loans.

   Although management believes it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Corporation's allowance will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, regulatory agencies, as an integral part of the examination process, periodically review the Corporation's allowance for loan losses. Such agencies may require the Corporation to recognize additions to the allowance level based upon their judgment of the information available to them at the time of their examination.

   NON-INTEREST INCOME. Total non-interest income increased $1.0 million, or 33.3% to $4.0 million at September 30, 1996 from $3.0 million at September 30, 1995. This increase was primarily due to a increase in the income attributable to the sale of loans of $1.1 million and an increase of $342,000 in other real estate operations, net, partially offset by a decrease in the gain on real estate transactions of $409,000. The increase in gain on sale of loans was primarily attributable to a $916,000 gain on the sale of two multi-family loans in the process of foreclosure.

   NON-INTEREST EXPENSE. Non-interest expense increased $4.2 million, or 82.5%, from $5.1 million at September 30, 1995 to $9.3 million for the same period in fiscal 1996 primarily due to an increase in SAIF deposit insurance premium of $2.4 million, an increase in other operating expenses of $886,000, and a loss of $437,000 on sale of securities available for sale.

   On September 30, 1996, federal legislation was enacted that requires the Savings Association Insurance fund ("SAIF") to be recapitalized with a one-time assessment on virtually all SAIF-insured institutions, such as the Bank, equal to 65.7 basis points on SAIF-insured deposits maintained by those institutions as of March 31, 1995. This SAIF assessment which is to be paid to the Federal Deposit Insurance Corporation ("FDIC") by November 27, 1996, is approximately $2 million and has been accrued by the Corporation at September 30, 1996. The Bank after recording the SAIF assessment charge to earnings, still remains a well capitalized institution for regulatory capital purposes.

   As a result of the SAIF recapitalization, the FDIC has proposed to amend its regulation concerning the insurance premiums payable by SAIF-insured institutions. Effective October 1, 1996 through December 31, 1996, the FDIC has proposed that the SAIF insurance premium for all SAIF-insured institutions that are required to pay the Financing Corporation ("FICO") obligation, such as the Bank, be reduced to a range of 18 to 27 basis points from 23 to 31 basis points per $100 of domestic deposits. The Bank currently qualifies for the minimum SAIF insurance premium of 23 basis points. The FDIC has also proposed to further reduce the SAIF insurance premium to a range of 0 to 27 basis points per $100 of domestic deposits, effective January 1, 1997. Management cannot predict whether or in what form the FDIC's final regulation may be promulgated.

   The increases in other operating expenses, consisting principally of legal expenses, loan servicing expenses, marketing expenses, and loan acquisition and origination expenses, were primarily due to the Corporation's purchasing activities and resultant increase in asset size.

LIQUIDITY AND CAPITAL RESOURCES

   The Corporation's primary sources of funds for operations are deposits obtained from areas surrounding its branch offices, principal and interest payments on loans, brokered deposits, advances from the FHLB of Dallas and to a lesser extent, from the sale of assets. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.

   Historically, the primary investing activity of the Corporation has been the purchase of discounted loans from various U.S. government agencies through the sealed bid process, auctions and other private sector sellers. During the three month period ended September 30, 1996, the Corporation purchased $151.8 million of loans, net. Loan originations for the three months ended September 30, 1996, totaled $41.3 million.

   The Corporation's primary financing activity is the attraction of deposits. During the three months ended September 30, 1996, the Corporation experienced a net increase in deposits of $122.3 million, which was generated by the Bank's three retail deposit locations. In addition, liquidity was provided by proceeds received from the $70.0 million sale of securities from the securities available for sale portfolio during the quarter ended September 30, 1996. The increased liquidity provided by the deposit increase and the decrease of securities available for sale for the three months ended September 30, 1996 was used to fund the increase in loans and to decrease FHLB borrowings by $86.0 million. The Corporation had Senior Notes of $57.1 million, net, FHLB advances of $99.0 million, and other borrowings of $21.6 million at September 30, 1996.

   The Corporation has the ability to borrow additional funds from the FHLB of Dallas by pledging assets as collateral, subject to certain restrictions. At September 30, 1996, the Corporation had an undrawn advance arrangement with the FHLB of Dallas for $53.7 million.

   The Bank is required to maintain minimum levels of liquid assets as defined by the Texas Savings and Loan Department ("Texas Department"). Unless approved in advance by the Texas Department, a Texas savings bank is required to maintain a minimum of 10% of the previous quarters average deposits in liquid assets, (the "Liquidity Ratio"). At September 30, 1996, the Bank's Liquidity Ratio was 18.3%.

   The Corporation's most liquid asset is cash and cash equivalents. The level of cash equivalents is dependent on the Corporation's operating, financing, and investing activities during any given period. At September 30, 1996, the Corporation had cash and cash equivalents of $79.7 million.

   The Corporation anticipates it will have sufficient funds available to meet its current foreseeable commitments. At September 30, 1996 the Corporation had commitments to originate loans of $34.9 million and outstanding unfunded letters of credit of $11.6 million. Certificates of deposits which are scheduled to mature in one year of less at September 30, 1996 totaled $725.7 million. Due to the Corporation's high interest rate spread, management has typically relied upon interest rate sensitive short-term deposits to fund its loan purchases and origination activities. The Corporation believes the potential interest rate risk is acceptable in view of the Corporation's belief that it can maintain an acceptable net interest spread. The Corporation further believes that based on the levels of retention for such deposits in the recent past, that a significant portion of such deposits will remain with the Corporation.

     At September 30, 1996, the Bank exceeded each of its three regulatory capital requirements. The following is a summary of the Bank's regulatory capital position at September 30, 1996.

                                              At September 30, 1996
                                     ---------------------------------------
                                         Required(1)            Actual
                                     ------------------   ------------------
                                      Amount    Percent    Amount    Percent
                                     --------   -------   --------   -------
                                              (Dollars in Thousands)
Leverage capital...................  $117,548     9.00%   $129,735     9.93%
Tier 1 capital.....................    39,727     4.00     129,735    13.06
Total risk-based capital...........   109,251    11.00     141,638    14.26

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

RATIOS OF EARNINGS TO FIXED CHARGES

     The Corporation's consolidated ratios of earnings to fixed charges for the three months ended September 30, 1996 are set forth below. Earnings used in computing the ratios shown consist of earnings from continuing operations before taxes and interest expense. Fixed charges, excluding interest on deposits, represent interest expense on borrowings. Fixed charges, including interest on deposits, represent all of the foregoing items plus interest on deposits. Interest expense (other than on deposits) includes interest on FHLB of Dallas borrowings, the Senior Notes and other borrowed funds.

                                                 For the Three Months Ended
                                                     September 30, 1996
     Excluding interest on deposits...........              9.6:1
     Including interest on deposits...........              1.6:1

AMENDMENT TO EMPLOYMENT AGREEMENT

     Effective October 8, 1996, the employment agreement of David C. Meek, President and Chief Executive Officer of the Bank, (the "Agreement"), attached as Exhibit 10.3a, was amended. As a first stage to renegotiating the Agreement's bonus compensation, the amendment, attached as Exhibit 10.3b, basically changed the expiration date of the Agreement from December 31, 1998 to December 31, 1996 in return for a payment of $150,000, in accordance with the terms of the Agreement. The parties are currently negotiating a new employment agreement.

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

         There have been no material developments to the Kenneth L. Musgrave vs. Beal Banc, S.A. lawsuit described in the Form 10-K submission for the period ending June 30, 1996.

Item 2.  CHANGES IN SECURITIES

         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

Item 5.  OTHER INFORMATION

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None.


The following Exhibit is attached to this Form 10Q

         Exhibit 10.3a - Form of Employment Contract with David C. Meek

         Exhibit 10.3b - First Amendment to Employment Contract with
                         David C. Meek

                                EXHIBIT INDEX

          Exhibit 10.3a - Form of Employment Contract with David C. Meek

          Exhibit 10.3b - First Amendment to Employment Contract with
                          David C. Meek

                                 SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              BEAL FINANCIAL CORPORATION
                                              Registrant



Date: November 14, 1996                              /s/ DAVID C. MEEK
                                              ---------------------------------
                                              David C. Meek, President



Date: November 14, 1996                             /s/ DAVID R. FARMER
                                              ---------------------------------
                                              David R. Farmer, Senior Vice
                                              President and Treasurer (Chief
                                              Financial and Accounting Officer)