Form 10KT405
period 1996-12-31
BEAL FINANCIAL CORP
filed 1997-05-20
CIK 946482

                                   UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549

                                     FORM 10-K

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]
                                          OR
[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
    For the transition period from July 1, 1996 to December, 31, 1996

                         Commission File Number 33-93312

                            BEAL FINANCIAL CORPORATION
-------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


             Texas                                      75-2583551
-------------------------------------------------------------------------------
 (State or other jurisdiction of           (IRS Employer Identification No.)
  incorporation or organization)


Suite 300, LB 66, 15770 North Dallas Parkway, Dallas, Texas            75248
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates of the registrant was $0, as all shares of the Registrant were held by affiliates of the Registrant at December 31, 1996.

    As of December 31, 1996, there were issued and outstanding 300,000 shares of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    None.

                               TABLE OF CONTENTS


ITEM 1.  BUSINESS........................................................   1
General..................................................................   1
Forward-Looking Statements...............................................   2
Lending Activities.......................................................   3
     General.............................................................   3
     Loan Portfolio Composition..........................................   4
     Contractual Principal Repayments....................................   6
     Geographic Distribution of Real Estate Secured Loans................   7
Loan Acquisition, Resolution, Origination and Sale Activities............  10
     General.............................................................  10
     Originations, Purchases and Sales of Mortgage Loans.................  11
     Acquisition of Discounted Loans.....................................  13
     One- to Four-Family Residential Mortgage Lending....................  14
     Multi-Family and Commercial Real Estate Lending.....................  14
     Construction, Development and Land Lending..........................  16
     Consumer Lending....................................................  17
     Commercial Business Lending.........................................  18
     Foreign Lending Activity............................................  18
Loan Delinquencies and Non-Performing Assets.............................  19
     Non-Accruing Loans..................................................  21
     Accruing Loans Delinquent More than 90 Days.........................  21
     Foreclosed Assets...................................................  22
     Other Loans of Concern..............................................  22
     Classified Assets...................................................  22
     Allowance for Loan Losses...........................................  23
Investment Activities....................................................  26
     General.............................................................  26
Sources of Funds.........................................................  27
     General.............................................................  27
     Deposits............................................................  27
     Borrowings..........................................................  29
Subsidiaries of the Company..............................................  30
Subsidiaries of the Bank.................................................  31
     Beal Mortgage, Inc. ("BMI") and Beal Properties, Inc. ("BPI").......  31
     Loan Acceptance Corp. ("LAC").......................................  32
     BRE, Inc. ("BRE")...................................................  32
     Beal Affordable Housing, Inc. ("BAH")...............................  32
     Foreign Lending Corporation ("FLC").................................  32
Competition..............................................................  33
Employees................................................................  33
Regulation...............................................................  33
     General.............................................................  33
     The Conversion......................................................  33
     Texas Law and Supervision by the Texas Department...................  33
     Federal Regulation of State-Chartered Savings Banks.................  34
     Insurance of Accounts and Regulation by the FDIC....................  36
     Regulatory Capital Requirements and Prompt Corrective Regulatory
       Action............................................................  37
     Limitations on Dividends and Other Capital Distributions............  39
     Liquidity...........................................................  39
     Qualified Thrift Lender Test........................................  40
     Community Reinvestment Act..........................................  40
     Transactions with Affiliates........................................  40
     Holding Company Regulation..........................................  40
     Federal Securities Law..............................................  41

     Federal Reserve System..............................................  41
     Federal Home Loan Bank System.......................................  41
Federal and State Taxation...............................................  42
     Federal Taxation....................................................  42
     Texas State Income Taxation.........................................  43
     Delaware Taxation...................................................  43

ITEM 2. PROPERTIES.......................................................  43

ITEM 3. LEGAL PROCEEDINGS................................................  44
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............  44

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS.....................................  44

ITEM 6. SELECTED FINANCIAL DATA..........................................  45

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.............................  46
     General.............................................................  46
     Asset/Liability Management..........................................  47
     Financial Condition.................................................  50
     Results of Operations...............................................  50
     Comparison of Operating Results for the Six Months Ended
       December 31, 1996 and 1995........................................  53
     Comparison of Operating Results for the Fiscal Years Ended
       June 30, 1996 and 1995............................................  54
     Comparison of Operating Results for the Fiscal Years Ended
       June 30, 1995 and 1994............................................  56
     Liquidity and Capital Resources.....................................  57
     Impact of Inflation and Changing Prices.............................  58
     Ratios of Earnings to Fixed Charges.................................  58

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION...............  59

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.............................  86

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS................................  86
     Directors of Beal Financial.........................................  86
     Executive Officers of the Corporation...............................  86
     Board of Directors of the Bank......................................  87
     Executive Officers of the Bank......................................  88
     Meetings and Committees of the Board of Directors of the Company
       and the Bank......................................................  89
     Compensation Committee Interlocks and Insider Participation.........  90
     Compensation of Directors...........................................  90

ITEM 11. EXECUTIVE COMPENSATION..........................................  91
     Compensation of Executive Officers..................................  91
     Employment Agreements...............................................  91
     Benefits............................................................  92

ITEM 12. STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS....................  92

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................  93
     Certain Transactions................................................  93

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON
           FORM 8-K......................................................  94

                                      PART I

ITEM 1. BUSINESS

GENERAL

    Beal Financial Corporation ("Beal Financial" and with its subsidiaries the "Company"), a Texas corporation, was organized by the stockholders of Beal Bank, SSB (the "Bank") for the purpose of acquiring all of the outstanding capital stock of the Bank, which it indirectly owns through its wholly owned subsidiary, Beal Banc Holding Company, a Delaware corporation. Beal Financial is owned primarily by D. Andrew Beal, Chairman of the Board of the Bank. Beal Financial, through Beal Banc Holding Company, acquired ownership of the Bank in July 1995 and is subject to regulation by the Office of Thrift Supervision (the "OTS"). The most significant asset of Beal Financial is its indirect ownership of the capital stock of the Bank. At December 31, 1996, the business of the Company consisted primarily of the business of the Bank and its subsidiaries. All references to the Company, unless otherwise indicated, prior to July 1, 1995 refer to its subsidiaries, including the Bank and its subsidiaries on a consolidated basis. The Company changed its fiscal year end from June 30 to December 31 in connection with its tax election to be treated as a Subchapter S corporation. See "Federal and State Taxation--Federal Taxation."

    The Bank, a privately held Texas-chartered savings bank headquartered in Dallas, Texas, was originally chartered in 1988 as a Texas-chartered savings and loan association. Effective December 1, 1994, the Bank converted to a Texas savings bank charter. This conversion was made primarily to eliminate the duplicative regulation and supervision of the Bank by the OTS and the Federal Deposit Insurance Corporation (the "FDIC"). Prior to December 1994, the name of the Bank was "Beal Banc, S.A." See "Regulation."

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

    The Company's primary business currently consists of purchasing pools of performing and, to a lesser extent, non-performing mortgage loans secured by single-family (one to four units) residences, multi-family residential real estate (over four units), commercial real estate and, to a much lesser extent, undeveloped land and business assets. These loans are generally purchased at discounts from the principal balances of the loans ("discounted loans") primarily from the U.S. Department of Housing and Urban Development ("HUD"), the FDIC and private sector sellers located nationwide. The Company had purchased a significant amount of discounted loans from the Resolution Trust Company (the "RTC") prior to December 31, 1995, the date of the RTC's termination. The Company's current business strategy emphasizes the ongoing identification and purchase of discounted loans, primarily secured by real estate, which management believes are undervalued due to market, economic and competitive conditions. See "-- Loan Acquisition, Resolution, Origination and Sale Activities." The Company has from time to time examined the possibility of lending to, or investing through its subsidiaries in, real estate related projects or other business ventures in various foreign countries. In this regard, the Bank has implemented a lending program approved by the Texas Department to originate up to $25.0 million of commercial real estate loans secured by assets located in Mexico. To date, the Bank has funded one commercial real estate loan with a balance of $4.5 million, net, at December 31, 1996. See "--Foreign Lending Activities" and-- "Subsidiaries of the Bank."

    The Company funds its discounted loan purchases and loan originations primarily through the attraction of deposits from the general public, including brokered deposits, and, to a lesser extent, borrowings from the FHLB of Dallas and other sources. The Company has branch offices located in Winnetka, Illinois and Dallas and Houston, Texas. See "Sources of Funds--Deposits."

    The Company originates a limited amount of commercial real estate loans mainly in its primary market area. The Company considers its primary market area for deposits and loan originations to consist of Collin, Dallas, Denton, Ellis, Kaufman, Rockwall, Fort Bend, Harris, Liberty, Montgomery and Waller counties, Texas and Cook, DuPage, McHenry and Lake counties, Illinois. These counties consist of communities comprising the Dallas, Houston and the Chicago/Lake County metropolitan statistical areas, respectively.

    In addition to its loan purchasing and lending activities, the Company is engaged in direct equity real estate investments, including the development of residential lots through the Bank's subsidiaries, Beal Mortgage, Inc. ("BMI") and Beal Properties Inc. ("BPI") and through various single purpose subsidiaries. At December 31, 1996, the Company's real estate held for development totaled $19.2 million. BMI and BPI also held in the aggregate $11.0 million of income producing properties (primarily consisting of the buildings located adjacent to the Bank's corporate headquarters). See "-Subsidiaries of the Bank."

    During the six months ending December 31, 1996, the Company purchased the inactive Bank subsidiaries Beal Delaware Corp. and its subsidiary Beal Business Trust ("BBT") from the Bank and invested, through BBT, $2.6 million in a joint venture to develop 533 acres of land located in Austin, Texas zoned for light industrial and commercial/retail use. In addition, the Company purchased from the Bank a 45.1% participation interest in certain loans for a payment of $18.5 million. The participation agreement provides that the Company's interest in the loans will be junior to the Bank's interest in that the principal amount of loans owed to the Bank will be repaid prior to the principal amount owed to the Company. See "Lending Activities--General."

    In addition, the Company is engaged in the ownership of multi-family projects that qualify for low-income housing tax credits through the Bank's subsidiary, Beal Affordable Housing ("BAH"). BAH has invested a total of $26.9 million in three affordable housing apartment buildings at December 31, 1996. See "--Subsidiaries of the Bank" and "--Regulation -Federal Regulation of State-Chartered Savings Banks."

    At December 31, 1996, the Bank was a "well capitalized institution" as defined in FDIC regulations and had tier 1 capital to total assets ("leverage capital ratio"), tier 1 capital to risk-weighted assets ("tier 1 capital ratio") and total capital to risk-weighted assets ("total risk-based capital ratio") of 10.1%, 12.8% and 14.0%, respectively.

    As a result of the nature of the Bank's core business, acquiring assets (including assets of failed financial institutions) together with the significant growth the Bank has experienced, the Bank and its subsidiaries have been subject to closer supervisory monitoring and more frequent field examinations, including special examinations. See "Regulation -Texas Law and Supervision by the Texas Department" and "--Insurance of Accounts and Regulation by the FDIC."

    The executive offices of the Company are located at 15770 N. Dallas Parkway, Suite 300, Dallas, Texas 75248. Its telephone number at that address is (972) 404-4000.

FORWARD-LOOKING STATEMENTS

    When used in this Form 10-K or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

    The Company does not undertake, and specifically disclaims any obligations, to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

    At December 31, 1996 the Company's gross loan portfolio totaled $1.4 billion. The Company's unaccreted purchase discounts and fees at December 31, 1996 totaled $344.3 million. The Company's gross loan portfolio at December 31, 1996 was comprised primarily of one- to four-family residential mortgage loans (19.4%), commercial real estate loans (27.2%) and multi-family residential real estate loans (32.7%). The balance of the gross loan portfolio included land loans (6.7%), construction and development loans (5.2%), consumer loans (6.4%) and commercial business loans (2.4%). At December 31, 1996 the Company's net loan portfolio totaled $1.1 billion. The Company's net loan portfolio at December 31, 1996 was comprised primarily of one- to four-family residential mortgage loans (21.7%), commercial real estate loans (26.6%) and multi-family residential real estate loans (30.6%). The balance of the net loan portfolio included land loans (7.0%), construction and development loans (5.3%), consumer loans (7.4%) and commercial business loans (1.4%).

    At December 31, 1996, approximately 20.4% of the Company's gross real estate mortgage loans (including one- to four-family junior lien loans classified as consumer loans) were secured by real estate properties located in Texas. The Company also has loans secured by real estate properties (including one-to four-family junior lien loans) located in California and Florida, representing 19.5% and 13.3% of the Company's gross loan portfolio, respectively. At December 31, 1996, there were no other states where loans secured by real estate properties (including one- to four-family junior lien loans) exceeded 5%. The balance of the Company's real estate mortgage loans were secured by properties located in the northeast, the midwest, and throughout the rest of the United States. See "--Geographic Distribution of Real Estate Secured Loans."

    Texas law limits the maximum amount the Bank may lend to one borrower or group of related borrowers to the greater of $500,000, or 15%, of unimpaired capital and surplus. At December 31, 1996, the Bank's loan to one borrower limit was $21.3 million. At that date, the largest amount outstanding to any one borrower or group of affiliated borrowers was $22.5 million, net (which amount was in compliance with the Bank's loan to one borrower limitation at the time of origination) which was secured by 16 multi-family properties acquired from HUD in September 1996. At that time, because the relationship totaled $41.0 million, net, the Bank sold a $18.5 million loan participation to Beal Financial. These loans were non-performing at the time of purchase. Subsequent to December 31, 1996 seven loans were repaid in full reducing the Bank's and Beal Financial's balances to approximately $13.0 million and $10.7 million, net. The Bank is currently in the process of foreclosing on the remaining properties. The next largest relationship totaled $19.6 million, net, and consisted of nine letters of credit aggregating $17.6 million, net, secured by a pledge of mortgage-backed securities with a market value of $18.3 million at December 31, 1996 and the balance of $2.0 million, secured by first liens on three small office buildings located in Houston, Texas. The Bank's third largest relationship consists of first and second mortgages on a multi-family property located in Massachusetts acquired from HUD, totaling $15.0 million, net at December 31, 1996. This loan is performing in accordance with its forbearance agreement. See "Regulation" for a discussion of the Bank's loans-to-one borrower limit.

    The Company has no other loans in excess of $15.0 million, net to any borrower or group of related borrowers but had five such lending relationships in excess of $10.0 million, net (aggregating $64.4 million), an additional 10 such lending relationships in excess of $7.5 million, net (aggregating $83.4 million), an additional 10 such lending relationships in excess of $5.0 million, net (aggregating $58.1 million) and an additional 67 such lending relationships in excess of $2.0 million, net (aggregating $193.5 million). At December 31, 1996, 13 of these lending relationships in excess of $2.0 million, net, aggregating $63.4 million were non-performing. See "--Loan Delinquencies and Non-Performing Assets."

    LOAN PORTFOLIO COMPOSITION. The following table sets forth information concerning the composition of the Company's loan portfolio, in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

                                                                  June 30,                                          December 31,
                                --------------------------------------------------------------------------------------------------
                                      1992                1993                 1994                1995                 1996
                                -----------------  ------------------  --------------------  -----------------   -----------------
                                AMOUNT   PERCENT    AMOUNT   PERCENT    AMOUNT    PERCENT     AMOUNT   PERCENT    AMOUNT   PERCENT
                                -------  --------  --------  --------  --------  ----------  --------  -------   --------- -------
Real Estate Loans:
One- to four-family...........  $44,159     51.39% $ 62,540     42.53% $ 67,169       21.81% $237,585   35.70%   $ 273,780   22.47%
Commercial....................  13,234      15.40    30,271     20.58    93,496       30.37   109,080   16.39      321,385   26.38
Multi-family..................  10,516      12.24    20,675     14.06    55,633       18.07   124,985   18.78      341,696   28.05
Construction and
  development.................   1,600       1.86     3,893      2.65    27,100        8.80    51,284    7.71       85,133    6.99
Land..........................   6,332       7.37     7,089      4.82     9,889        3.21    35,997    5.41      100,047    8.21
                                -------  --------  --------  --------  --------  ----------  --------  -------   ---------  -------
Total real estate loans.......  75,841      88.26   124,468     84.64   253,287       82.26   558,931   83.99    1,122,041   92.10

Other Loans:
Consumer Loans:
One- to four-family-- junior
  liens.......................   2,654       3.09     9,993      6.79    19,549        6.35    44,999    6.77       50,146    4.12
Timeshares....................   2,471       2.87     1,599      1.09    18,249        5.93    11,668    1.75        7,809     .64
Other.........................   4,045       4.71     3,747      2.55     7,139        2.32     4,791     .72        8,373     .69
                                -------  --------  --------  --------  --------  ----------  --------  -------   ---------  -------
Total consumer loans..........   9,170      10.67    15,339     10.43    44,937       14.60    61,458    9.24       66,328    5.45
Commercial business loans.....     919       1.07     7,253      4.93     9,662        3.14    45,060    6.77       29,886    2.45
                                -------  --------  --------  --------  --------  ----------  --------  -------   ---------  -------
Total loans...................  85,930     100.00%  147,060    100.00%  307,886      100.00%  665,449  100.00%   1,218,255  100.00%
                                         --------            --------            ----------            -------              --------
                                         --------            --------            ----------            -------              --------

Less:
Loans in process........          --                  1,558              11,235                21,217               27,172
Deferred fees and discounts ..   27,612              43,447              73,190               144,927              281,837
Allowance for loan losses.....      550               1,245               3,547                 6,137               11,832
Loans held for sale...........      --                  --                  --                    866                  --
                                -------            --------            --------              --------             --------
Total loans receivable, net...  $57,768            $100,810            $219,914              $492,302             $897,414
                                -------            --------            --------              --------             --------
                                -------            --------            --------              --------             --------

                                    December 31,
                                       1996
                                ------------------
                                 AMOUNT    PERCENT
                                ---------  -------
Real Estate Loans:
One- to four-family...........  $ 276,591   19.37%
Commercial....................    388,460   27.20
Multi-family..................    466,697   32.68
Construction and
  development.................     74,437    5.21
Land..........................       8.21    6.70
                                ---------  -------
Total real estate loans.......  1,301,869   91.16
Other Loans:
Consumer Loans:
One- to four-family-- junior
  liens.......................     77,528    5.43
Timeshares....................      6,446     .45
Other.........................      7,095     .50
                                ---------  -------
Total consumer loans..........     91,069    6.38
Commercial business loans.....     35,131    2.46
                                ---------
Total loans...................   1,428,069  100.00%
                                           -------
                                           -------
Less
Loans in process..............     16,364
Deferred fees and discounts...    344,312
Allowance for loan losses.....     13,189
                                  -------
Total loans receivable, net... $1,054,204
                               ----------
                               ----------

    The following table sets forth information concerning the composition of the Company's loan portfolio after deduction for loans in process, deferred fees and discounts, allowance for loan losses and loans held for sale at December 31, 1996.

                                                                          AT DECEMBER 31, 1996
                                      -------------------------------------------------------------------------------------
                                                                                                                 DEFERRED
                                                                                                                 FEES AND
                                                                                                                 DISCOUNTS
                                                                                                                   AS A
                                         GROSS                  DEFERRED         ALLOWANCE                      PERCENTAGE
                                          LOAN      LOANS IN    FEES AND         FOR LOAN                        OF GROSS
                                         AMOUNT      PROCESS   DISCOUNTS          LOSSES              NET          LOANS
                                      ------------  ---------  ----------  ---------------------  ------------  -----------
                                                                           (DOLLARS IN THOUSANDS)
REAL ESTATE LOANS:
One- to four-family -first liens....  $    276,591  $  --      $   45,368        $   3,183        $    228,040       16.40%
Commercial..........................       388,460     --         104,676            2,706             281,078       26.95
Multi-family........................       466,697     --         139,896            1,157             325,644       29.98
Construction and development........        74,437     16,364       1,018                7              57,048        1.37
Land................................        95,684     --          20,908              596              74,180       21.85
                                      ------------  ---------  ----------          -------        ------------       -----
Total real estate loans.............     1,301,869     16,364     311,866            7,649             965,990       23.96
OTHER LOANS:
Consumer Loans:
One- to four-family -junior liens...        77,528     --           8,592            1,680              67,256       11.08
Timeshares..........................         6,446     --           1,297              372               4,777       20.12
Other...............................         7,095     --           2,293            1,135               3,667       32.32
                                      ------------  ---------  ----------          -------        ------------       -----
Total consumer loans................        91,069     --          12,182            3,187              75,700       13.38
Commercial business loans...........        35,131     --          20,264            2,353              12,514       57.68
                                      ------------  ---------  ----------          -------        ------------       -----
Total other loans...................       126,200     --          32,446            5,540              88,214       25.71
Total loans.........................     1,428,069     16,364     344,312           13,189           1,054,204       24.11
                                      ------------  ---------  ----------          -------        ------------       -----
Less:
Loans in process....................        16,364    (16,364)     --               --                 --
Deferred fees and discounts.........       344,312     --        (344,312)          --                 --
Allowance for losses................        13,189     --          --              (13,189)            --
                                      ------------  ---------  ----------          -------        ------------       -----
Total loans receivable, net.........  $  1,054,204  $  --      $   --            $  --            $  1,054,204
                                      ------------  ---------  ----------          -------        ------------       -----
                                      ------------  ---------  ----------          -------        ------------       -----

    CONTRACTUAL PRINCIPAL REPAYMENTS. The following schedule illustrates the contractual maturity of the Company's loan portfolio at December 31, 1996. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                               REAL ESTATE
                     ----------------------------------------------------------------
DUE DURING                                                     CONSTRUCTION
PERIODS ENDING       ONE- TO FOUR-                                 AND                               COMMERCIAL
DECEMBER 31,            FAMILY      MULTI-FAMILY  COMMERCIAL   DEVELOPMENT     LAND      CONSUMER     BUSINESS       TOTAL
-------------------  -------------  ------------  -----------  ------------  ---------  -----------  -----------  ------------
                                                              (DOLLARS IN THOUSANDS)
1997...............   $    15,595    $   7,839     $  33,982    $   14,190   $   9,516   $   4,234    $   2,617   $     87,973
1998 to 2001.......        30,433       58,722       123,522        38,157      48,076      10,152        5,437        314,499
2002 and
  following........       185,195      162,303        99,049         4,708      14,264      51,255        4,910        521,684
                     -------------  -----------   -----------  ------------  ---------  -----------  -----------  ------------
    Total..........       231,223      228,864       256,553        57,055      71,856      65,641       12,964        924,156
Nonaccrual loans...       --            97,937        27,231        --           2,920      13,246        1,903        143,237

Less:
  Allowance for
    loan losses....         3,183        1,157         2,706             7         596       3,187        2,353         13,189
                     -------------  -----------   -----------  ------------  ---------  -----------  -----------  ------------
  Total loans
    receivable,
    net............   $   228,040    $ 325,644     $ 281,078    $   57,048   $  74,180   $  75,700    $  12,514   $  1,054,204
                     -------------  -----------   -----------  ------------  ---------  -----------  -----------  ------------
                     -------------  -----------   -----------  ------------  ---------  -----------  -----------  ------------

    The total amount of gross loans due after December 31, 1997, which have predetermined interest rates is $542.5 million, while the total amount of gross loans due after such date which have floating or adjustable interest rates is $293.7 million.

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

    GEOGRAPHIC DISTRIBUTION OF REAL ESTATE SECURED LOANS. The Company's loans are secured by properties located throughout the United States. Some of these loans are located in states which are reported to be experiencing adverse economic conditions, including a general softening in real estate markets and the local economies, which may result in increased loan delinquencies and loan losses. The Company attempts to address this geographic risk by only purchasing loans that meet the Company's underwriting and investment standards. Management believes that purchasing loans secured by properties located across the country results in a diversified loan portfolio and overall lower risk. As of December 31, 1996, the Company's gross real estate collateralized loans (excluding junior liens secured by one- to four-family real estate totaling $77.5 million) were geographically distributed as follows:

                                                      OUTSTANDING                  NON-PERFORMING
TOTAL REAL ESTATE SECURED                              BALANCE AT      PERCENT       BALANCE AT
LOANS BY GEOGRAPHIC                                   DECEMBER 31,    OF TOTAL      DECEMBER 31,      PERCENT OF
LOCATION                                                  1996       OUTSTANDING        1996        NON-PERFORMING
----------------------------------------------------  ------------  -------------  --------------  -----------------
Texas...............................................   $  265,334          20.4%     $   27,884              8.5%
California..........................................      250,353          19.2          55,821             17.0
Florida.............................................      178,192          13.7         109,697             33.5
Illinois............................................       57,278           4.4             876               .3
Massachusetts.......................................       55,344           4.3           6,447              2.0
Colorado............................................       49,770           3.8           7,659              2.3
Louisiana...........................................       39,137           3.0          25,501              7.8
All others..........................................      406,461          31.2          94,029             28.7
                                                      ------------        -----    --------------          -----
Total real estate loan portfolio....................   $1,301,869         100.0%     $  327,914            100.0%
                                                      ------------        -----    --------------          -----
                                                      ------------        -----    --------------          -----

    At December 31, 1996, there were no other loan concentrations in any other state which exceeded three percent of the total real estate loan portfolio.

    The following tables set forth the geographic distribution of the Company's real estate loans by loan type at December 31, 1996.

                                                      OUTSTANDING                  NON-PERFORMING
                                                       BALANCE AT      PERCENT       BALANCE AT
                ONE- TO FOUR-FAMILY                   DECEMBER 31,    OF TOTAL      DECEMBER 31,      PERCENT OF
            LOANS BY GEOGRAPHIC LOCATION                  1996       OUTSTANDING        1996        NON-PERFORMING
----------------------------------------------------  ------------  -------------  --------------  -----------------
California..........................................   $   56,668          20.5%     $    4,249             14.0%
Texas...............................................       44,702          16.2           3,390             11.2
Florida.............................................       24,763           9.0           2,255              7.4
Massachusetts.......................................       16,280           5.9           1,950              6.4
Colorado............................................       12,542           4.5           7,659             25.2
Virginia............................................        9,998           3.6             284               .9
Alabama.............................................        9,733           3.5             235               .8
Maryland............................................        9,150           3.3             708              2.3
New Jersey..........................................        8,374           3.0           2,599              8.6
All others..........................................       84,381          30.5           7,053             23.2
                                                      ------------        -----         -------            -----
Total One- to Four-Family Loans.....................   $  276,591         100.0%     $   30,382            100.0%
                                                      ------------        -----         -------            -----
                                                      ------------        -----         -------            -----

                                                      OUTSTANDING                  NON-PERFORMING
                                                       BALANCE AT      PERCENT       BALANCE AT
               COMMERCIAL REAL ESTATE                 DECEMBER 31,    OF TOTAL      DECEMBER 31,      PERCENT OF
            LOANS BY GEOGRAPHIC LOCATION                  1996       OUTSTANDING        1996        NON-PERFORMING
----------------------------------------------------  ------------  -------------  --------------  -----------------
California..........................................   $  111,929          28.8%     $   33,236             39.7%
Texas...............................................       69,351          17.9           4,121              4.9
Florida.............................................       46,869          12.1          10,536             12.6
Illinois............................................       19,070           4.9             472               .6
Colorado............................................       14,439           3.7          --               --
Arizona.............................................       13,354           3.4             309               .4
Louisiana...........................................       12,417           3.2          11,124             13.3
All others..........................................      101,031          26.0          23,923             28.6
                                                      ------------        -----         -------            -----
Total Commercial Real Estate Loans..................   $  388,460         100.0%     $   83,721            100.0%
                                                      ------------        -----         -------            -----
                                                      ------------        -----         -------            -----

                                                      OUTSTANDING                  NON-PERFORMING
                                                       BALANCE AT      PERCENT       BALANCE AT
               MULTI-FAMILY LOANS BY                  DECEMBER 31,    OF TOTAL      DECEMBER 31,      PERCENT OF
                GEOGRAPHIC LOCATION                       1996       OUTSTANDING        1996        NON-PERFORMING
----------------------------------------------------  ------------  -------------  --------------  -----------------
Florida.............................................   $   98,478          21.1%     $   94,054             46.0%
Texas...............................................       55,996          12.0          19,566              9.6
California..........................................       51,382          11.0          17,684              8.7
Massachusetts.......................................       32,362           6.9           1,428               .7
Michigan............................................       25,062           5.4           8,827              4.3
Louisiana...........................................       23,263           5.0          14,216              7.0
Illinois............................................       17,997           3.9             209               .1
Colorado............................................       17,426           3.7          --               --
Ohio................................................       16,547           3.5           9,631              4.7
Missouri............................................       15,257           3.3           1,199               .6
Georgia.............................................       15,141           3.2           2,912              1.4
All others..........................................       97,786          21.0          34,638             16.9
                                                      ------------        -----    --------------          -----
Total Multi-Family Loans............................   $  466,697         100.0%     $  204,364            100.0%
                                                      ------------        -----    --------------          -----
                                                      ------------        -----    --------------          -----

                                                      OUTSTANDING                    NON-PERFORMING
                                                       BALANCE AT      PERCENT         BALANCE AT
            CONSTRUCTION AND DEVELOPMENT              DECEMBER 31,    OF TOTAL        DECEMBER 31,          PERCENT OF
            LOANS BY GEOGRAPHIC LOCATION                  1996       OUTSTANDING          1996            NON-PERFORMING
----------------------------------------------------  ------------  -------------  -------------------  -------------------
Texas...............................................   $   72,207          97.0%        $  --
                                                                                                                   ---%
Colorado............................................        2,230           3.0            --                      --
                                                       -----------        -----         -----                      ---
Total Construction and Development Loans............   $   74,437         100.0%        $  --                      ---%
                                                       -----------        -----         -----                      ---
                                                       -----------        -----         -----                      ---

                                                      OUTSTANDING                  NON-PERFORMING
                                                       BALANCE AT      PERCENT       BALANCE AT
                     LAND LOANS                       DECEMBER 31,    OF TOTAL      DECEMBER 31,       PERCENT OF
               BY GEOGRAPHIC LOCATION                     1996       OUTSTANDING        1996         NON-PERFORMING
----------------------------------------------------  ------------  -------------  ---------------  -----------------
California..........................................   $   30,375          31.7%      $     651               6.9%
Texas...............................................       23,079          24.1             808               8.6
Illinois............................................       14,581          15.2          --                --
Florida.............................................        8,082           8.4           2,853              30.2
Colorado............................................        3,133           3.3          --                --
New Mexico..........................................        2,959           3.1             358               3.8
All others..........................................       13,475          14.1           4,777              50.6
                                                      ------------        -----          ------             -----
Total Land Loans....................................   $   95,684         100.0%      $   9,447             100.0%
                                                      ------------        -----          ------             -----
                                                      ------------        -----          ------             -----

    The following table sets forth the geographic distribution of the Company's junior lien loans secured by one- to four-family real estate at December 31, 1996.

                                                      OUTSTANDING                  NON-PERFORMING
                                                       BALANCE AT      PERCENT       BALANCE AT
             ONE- TO FOUR-FAMILY JUNIOR               DECEMBER 31,    OF TOTAL      DECEMBER 31,      PERCENT OF
         LIEN LOANS BY GEOGRAPHIC LOCATION                1996       OUTSTANDING        1996        NON-PERFORMING
----------------------------------------------------  ------------  -------------  --------------  -----------------
California..........................................   $   18,372          23.7%     $    5,058             36.5%
Texas...............................................       16,543          21.3           1,570             11.3
New York............................................        5,789           7.5             823              5.9
Louisiana...........................................        5,783           7.5             385              2.8
Connecticut.........................................        5,028           6.5           1,242              9.0
Florida.............................................        5,020           6.5             232              1.7
New Jersey..........................................        3,041           3.9           1,059              7.6
Arizona.............................................        3,009           3.9             131               .9
All others..........................................       14,943          19.3           3,363             24.3
                                                      ------------        -----         -------            -----
Total One- to Four-Family Junior Lien Loans.........   $   77,528         100.0%     $   13,863            100.0%
                                                      ------------        -----         -------            -----
                                                      ------------        -----         -------            -----

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

    The Bank's Junior Loan Committee, comprised of President Meek, Executive Vice President Farmer, Senior Vice President-Lending Saurenmann, Senior Vice President--Commercial Loans Enright and Vice President--Loan Servicing O'Neal may approve loan originations and purchases or a modification or extension of any existing loan when the net book value is $250,000 or less. (Any three members shall constitute a quorum.)

    The Bank's Senior Loan Committee, comprised of Chairman Beal, President Meek, Executive Vice President Farmer, Senior Vice President--Lending Saurenmann and Senior Vice President--Commercial Loans Enright, may approve all loan purchases and originations or a modification or extension of an existing loan from $250,000 to $1.0 million in net book value. (Any three members shall constitute a quorum.)

    The Bank's Executive Loan Committee, comprised of Chairman Beal, President Meek and Directors Blanton, Fults, Goldstein and Weinstein (with Directors Farmer, Arnold and Eastland substituting for a missing member) may approve, with at least three affirmative votes, all loan purchases and originations or a modification or extension of an existing loan in excess of $1.0 million in net book value. Notwithstanding the above, full Bank Board approval is required for all purchases of non-performing assets which would result in the Bank's ratio of classified assets to total capital exceeding or projected to exceed 70% at any month-end. (A quorum is defined as four members, two of which must be non-officer Directors.)

    Loan sales, sales of foreclosed assets and other significant loan related transactions are approved in accordance with written policies requiring approval by a designated officer, two officers or by an appropriate Committee based on the type of transaction and the net book value of the asset.

    In addition to making substantial investments in discounted loans, the Company originates a limited amount of commercial real estate and other loans. During calendar year 1996, the Company discontinued both its origination and purchase of home improvement loans through its correspondent lending relationships and began winding down its construction lending activities.

    Originations, Purchases and Sales of Mortgage Loans. During fiscal years ending June 30, 1996, 1995 and 1994, the Company purchased $524.7 million, $346.2 million and $124.7 million of loans, net of discount, respectively. During the six months ending December 31, 1996, the Company purchased $273.9 million of loans, net of discount.

    The Company services $1.1 billion of its gross loan portfolio directly, including virtually all of its multi-family and commercial real estate loans, construction and land loans. The Company relies on approximately 150 other entities to service the remaining $364.0 million of its gross loans. Of this amount, at December 31, 1996, five entities individually service loans in excess of $10.0 million, aggregating $235.9 million, or 64.8% of the Company's loans serviced by others. No other entity services individually in excess of $9.6 million of the Company's gross loan portfolio. The Company attempts to consolidate the loan servicing when feasible, taking into consideration the relative costs and performance of the servicing entity.

    The following table shows the loan origination, purchase, sale and repayment activities of the Company for the periods indicated.

                                                                      SIX MONTHS
                                                                         ENDED
                                         YEAR ENDED JUNE 30,          DECEMBER 31,
                                 ----------------------------------   ------------
                                    1994         1995        1996         1996
                                 -----------  ----------  ----------  ------------
                                             (DOLLARS IN THOUSANDS)
Originations by type:
Adjustable rate:
Real estate--one- to four-
  family.......................  $    83         $    240    $   --       $  2,013
  -multi-family................    5,550              529       2,452        4,835
  -commercial..................    1,300            9,687       3,942          495
  -construction................   47,666           53,840      97,887       46,998
  -land........................    3,380            5,625      17,534        7,700
Commercial Business............    1,190            3,400         780           --
                                 -------         --------    --------     --------
Total adjustable-rate..........   59,169           73,321     122,595       62,041
Fixed rate:
Real estate--one- to four-
  family.......................       --               --          --           --
  -multi-family................       --               --       1,236           --
  -commercial..................       --               --      10,198        5,621
  -land........................       --               --       1,312           --
Consumer--one- to four-family
  junior liens.................    8,087               --          42           --
  -other.......................       --               --       3,032        1,237
Commercial Business............       --            3,093          17          500
                                 -------         --------    --------     --------
Total fixed-rate...............    8,087            3,093      15,837        7,358
                                 -------         --------    --------     --------
Total loans originated.........   67,256           76,414     138,432        69,399
Purchases:
Real estate--one- to four-
  family.......................   18,917          253,107      82,291       28,165
  -multi-family................   36,268           68,512     314,616      192,291
  -commercial..................   79,930           52,474     226,495       97,176
  -land........................       --           25,563      62,074        8,992
Consumer -one- to four-family--
  junior liens..................   6,702           21,251      34,947      34,524
  -timeshares...................  16,928              --          --           --
  -other........................   3,761            1,123       5,105          --
Commercial business.............   5,669           33,426       7,223       8,459
                                 -------         --------    --------     --------
  Total loans purchased, gross.. 168,175          455,456     732,751      369,607
Purchase discounts.............   43,456          109,284     208,078       95,722
                                 -------         --------    --------     --------
Total loans purchased, net.....  124,719          346,172     524,673      273,885
                                 -------         --------    --------     --------
Percentage of purchase
  discounts to to total gross
  loans purchased..............     25.8%            24.0%       28.4%        25.9%
                                 -------         --------    --------     --------
                                 -------         --------    --------     --------
Sales and Repayments:
Real estate--one- to four-
  family.......................       --           52,257       1,886           --
  -multi-fami..................       --            7,283       5,644        6,450
  -commercial..................    1,647            2,616       3,102           --
Consumer -one- to four-family--
  junior liens.................      --             5,007          --            3
Commercial business............      --                --          --           --
                                 -------         --------    --------     --------
Total loans sold...............    1,647           67,163      10,632        6,453
Principal repayments...........   57,600           70,131     258,197      181,425
                                 -------         --------    --------     --------
Total sales and repayments.....   59,247          137,294     268,829      187,878
Other reductions:
Transfers to real estate
  owned........................    4,274            7,725      22,118       26,510
Unearned discounts.............  (13,713)         (19,327)    (38,926)     (30,451)
Decrease in other items, net...   23,063           24,506         277        1,200
                                 -------         --------    --------     --------
Net Increase...................  $119,104        $272,388    $410,807     $158,147
                                 -------         --------    --------     --------
                                 -------         --------    --------     --------

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

    If a security property becomes a foreclosed asset, the Company obtains a new appraisal unless a current acceptable appraisal is available. The Company then determines whether any repairs should be made to the property and the initial price to list the property under circumstances which are intended to result generally in a quick sale of the property. The Company then markets the property and supervises the management of the property until it is sold. The Company also generally retains a management firm to manage its commercial and multi-family foreclosed assets. For information about the Company's foreclosed assets, see "--Loan Delinquencies and Non-Performing Assets."

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

    One- to Four-Family Residential Mortgage Lending. At December 31, 1996, the Company's one- to four-family residential mortgage loans totaled $276.6 million, or 19.4% of the Company's gross loan portfolio. At that date, the Company's net one- to four-family residential mortgage loan portfolio totaled $228.0 million, or 21.6% of the Company's net loan portfolio. The Company generally does not originate one- to four-family residential loans other than loans made to facilitate the sale of foreclosed assets, however, the Company has purchased such loans from correspondent financial institutions and brokers. Consistent with its asset/liability objectives, the Company may sell a portion of the purchased one-to four-family residential mortgage loans to the FNMA and other secondary market purchasers after the loan files have been reviewed and deficiencies corrected by Bank personnel to ensure loan documentation complies with the purchaser's standards.

    Multi-Family and Commercial Real Estate Lending. The Company originates a limited amount of loans for the purchase, construction, refurbishing and development of commercial and multi-family real estate. Substantially all of the multi-family and commercial real estate loans originated by the Company are secured by properties located in the Company's primary market area. At December 31, 1996, $388.5 million, or 27.2% of the Company's gross loan portfolio, consisted of 826 loans secured by commercial real estate and $466.7 million, or 32.7% of the Company's gross loan portfolio, consisted of 495 loans secured by multi-family residential properties. At that date, $281.1 million, or 26.7% of the Company's net loan portfolio, consisted of loans secured by commercial real estate and $325.6 million, or 30.9% of the Company's net loan portfolio, consisted of loans secured by multi-family residential properties.

    Included in the multi-family residential portfolio are 89 loans aggregating $307.4 million in gross principal amount at December 31, 1996 ($199.5 million net of purchase discount). These loans were purchased from HUD primarily in three purchases occurring in October 1995, September 1996 and December 1996. All of these HUD Loans are secured by first mortgage liens. In addition, the Company has second mortgage liens on two of these properties.

    More than half of the properties which secure the HUD Loans are located in four states, Florida, Massachusetts, Michigan and Louisiana, which had $93.4 million, $24.0 million, $23.8 million, $22.3 million gross principal amount of loans, respectively. The balance of the loans are located in 21 states throughout the country.

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

    HUD assistance to borrowers is provided in the form of Provisional Workout Agreements ("PWA") which are forbearance agreements under which the borrower either makes a monthly payment less than or equal to the original monthly payment or makes a monthly payment more than the original monthly payment to make up for arrearages. These agreements vary in duration. Under the terms of the contract governing the sale of the HUD Loans, the Company is obligated to comply with the terms of any PWA until the term of the agreement expires or is canceled pursuant to its terms or there is a default under the PWA.

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

    Multi-family and commercial real estate loans generally present a higher level of risk than do loans secured by one-to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on commercial properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. Commercial real estate loans also involve many of the same risks discussed below regarding construction loans. The Company has attempted to minimize these risks through its underwriting and investment standards and by lending primarily on existing income-producing properties. At December 31, 1996, $288.1 million, or 33.7% of the multi-family and commercial real estate gross loan portfolio, was delinquent 90 days or more, substantially all of which was purchased non-performing. At that date, net non-performing multi-family and commercial real estate loans totaled $123.3 million.

    Construction, Development and Land Lending. The Company initiated a construction and development lending program in January 1993. In August 1996, the Company decided to cease construction lending while continuing development lending. The Company originates development loans to developers, based on demonstrated experience and financial condition, primarily for the development of single family lots. These loans increase the yield on, and the proportion of interest rate sensitive loans in, the Company's portfolio. At December 31, 1996, development loans totaled $60.7 million or 4.3% of its gross loan portfolio and $45.0 million, net, or 4.3% of the Company's net loan portfolio. At December 31, 1996 the Bank has five development loans in excess of $2.0 million, net of $6.9 million, $4.9 million, $4.1 million, $3.9 million and $2.8 million, all of which are to develop properties located in Texas and all of which are performing in accordance with their respective repayment terms. The Company generally does not make construction loans on single-family residences to individuals who will ultimately be the owner-occupier of the house or construction loans to builders and developers for the construction of commercial real estate projects, including multi-family residences. The Company's construction loans for owner-occupied residential property do not convert to permanent loans upon completion of the construction phase. At December 31, 1996, the Company's construction loan portfolio totaled $13.7 million. At that date, the Company's construction loan portfolio, totaled $12.0 million, or 1.1% of its net loan portfolio. Substantially all of these loans are secured by property located within the Dallas/Ft. Worth Metroplex or Austin, El Paso, Temple, Belton and Killeen, Texas.

    The application for this program generally required the builder to provide information to the Company, including the builder's financial condition, experience and other background information. Following the Company's independent review and acceptance of a builder into the program, the Company's appropriate loan committee established a guidance limit which represents the maximum amount of credit the Company will consider lending to the builder. At December 31, 1996, the Company had residential construction lines of credit outstanding to approximately 20 builders. The Company extended a builder a loan for up to a maximum of $400,000 per house. The Company obtains personal guarantees for substantially all of its construction loans. At December 31, 1996, the Company had 149 construction loans to builders of one- to four-family residences totaling $13.7 million gross (of which approximately 29.5% represented pre-sold homes) of which $12.1 million was funded.

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

    The loan application process included a submission to the Company of accurate plans, specifications and costs of the project to be constructed. The Company also reviewed the borrower's existing financial condition and total debt outstanding. Loans are based on the appraised value of the underlying collateral, as completed. These items are also used as a basis to determine the appraised value of the subject property. Construction loans on pre-sold homes were based on the lesser of 80% of the current appraised value or 100% of the cost (land plus buildings) of construction (typically, 75% of the current appraisal value and 95% of the cost, respectively for construction loans on speculative or model homes). Draws on construction loans are made only after an inspection of the property is made by an experienced outside inspector or by Bank personnel with significant experience in the inspection of homes under construction. With respect to development loans originated by the Company, the builder or developer is required to submit detailed bids obtained from subcontractors which reflect the estimated costs of the project. The Company may require commitments for the purchase of the lots to be developed prior to the Company advancing funds. The Company's development loan agreements generally provide that principal repayments are required as individual lots are sold to third parties so that the remaining loan balance is in proportion to the value of the remaining security.

    In addition to construction and development loans, the Company originates and has purchased land loans secured by residential lots and land held for the development of single-family lots and, to a much lesser extent, loans secured by land utilized for agricultural or ranching purposes. As of December 31, 1996, land loans totaled $95.7 million, or 6.7% of the Company's gross loan portfolio. At that date, net land loans totaled $74.2 million, or 7.0% of the Company's net loan portfolio. At December 31, 1996 the Bank has four land loans in excess of $2.0 million, net of $14.5 million, $10.6 million, $7.5 million, and $4.1 million, secured by land in the metropolitan areas of Chicago, Los Angeles, Dallas and Los Angeles, respectively and all of which are performing in accordance with their respective repayment terms. These loans are generally underwritten in amounts up to 65% of appraised value and typically have terms that are individually negotiated on a case-by-case basis. The majority of land loans have adjustable rates of interest and some may have a profit participation interest.

    Construction, development and land lending is generally considered to involve a higher level of credit risk than permanent one- to four-family residential lending, due to the concentration of principal in a limited number of loans and borrowers and/or the effects of general economic conditions on development projects, real estate developers, managers or homebuilders. In addition, the nature of these loans is such that they are more difficult to evaluate and monitor. Construction and land loans also involve many of the same risks discussed regarding commercial and multi-family loans and tend to be more sensitive to general economic conditions than many other types of loans. The Company's risk of loss on a construction or land loan is dependent largely upon the accuracy of the initial estimate of the property's value upon completion of the project and the estimated cost (including interest) of the project. Because of the uncertainties inherent in estimating construction costs and the market for the project upon completion, it is relatively difficult to evaluate accurately the total loan funds requested to complete a project, the related loan-to-value ratios and the likelihood of ultimate success of the project. If the estimate of construction or development cost proves to be inaccurate, the Company may be required to advance funds beyond the amount originally committed in order to permit completion of the project. If the estimate of value proves to be inaccurate, the Company may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment. When loan payments become due, borrowers may experience cash flow from the property which is not adequate to service total debt. In such cases, the Company may be required to modify the terms of the loan. The Company attempts to mitigate these risks by dealing primarily with experienced builders. In addition, the Company monitors the progress and condition of homes under construction prior to each draw and verifies the history credit no less frequently than semi-annually through an independent credit reporting service. See "--Loan Delinquencies and Non-Performing Assets."

    At December 31, 1996, there were no construction loans and 42 land loans with aggregate gross principal balances of $9.4 million delinquent 90 days or more. At that date, net non-performing land loans totaled $2.9 million.

    CONSUMER LENDING. The Company originates loans secured by savings deposits and has purchased other consumer loans, including loans secured by timeshare agreements. At December 31, 1996, the gross consumer loan portfolio totaled $91.1 million, or 6.4% of the gross loan portfolio, and was predominately comprised of fixed-rate loans. At that date, net consumer loans totaled $75.7 million, or 7.2% of the Company's net loan portfolio.

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

    Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured. In some cases, the collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. In addition, consumer loan collections are dependent on the borrower's continuing financial stability and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which may be recovered on such loans. At December 31, 1996, there were 1,202 consumer loans with aggregate gross principal balances of $17.3 million ($13.2 million, net of purchase discount) delinquent in excess of 90 days.

    COMMERCIAL BUSINESS LENDING. At December 31, 1996, the Company had $35.1 million in commercial business loans outstanding, or 2.5% of the Company's gross loan portfolio, all of which were purchased discounted loans. At that date, the Company had $12.5 million of net commercial business loans outstanding, or 1.2% of the Company's net loan portfolio. The Company's loans include loans to finance accounts receivable, inventory and equipment. Management does not currently contemplate any significant increase in the ratio of this portfolio to the Company's total loan portfolio.

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

    FOREIGN LENDING ACTIVITIES. The Company conducts its foreign lending in a subsidiary, 100% owned by Beal Bank, known as Foreign Lending Corporation. This lending is currently limited to Mexico, with the Texas Department posing no objection to this lending activity. The Bank's Board of Directors, with no objection from the Texas Department has set limits of $5.0 million per borrower, a requirement of underlying collateral with an appraised value at least equal to twice the loan amount and no more than $25.0 million in aggregate loans under this program. These limits may be increased in the future, with the concurrence of the Texas Department, as the subsidiary continues to develop relationships with borrowers that meet the programs criteria.

    The Company will opportunistically engage in lending in other countries. Foreign activity in any other country or expansion of the current Mexican program, will require prior written approval from the Texas Department.

    Foreign lending and investment generally involves greater risks than do lending and investment in the United States. Foreign economies differ favorably or unfavorably from the United States' economy in such respects as the level of inflation and debt, which may result in fluctuations in the value of the country's currency and real property. Therefore, all of the Bank's lending in Mexico requires that the loans be repaid in United States currency. Further, there may be less government regulation in various countries, and difficulty in enforcing legal rights outside the United States. Additionally, in some foreign countries, there is the possibility of expropriation or confiscatory taxation, limitations on the removal of property or other assets, political or social instability or diplomatic developments which could affect the operations and assets of U.S. companies doing business in that country. Many of these risks are more pronounced for activities in developing or emerging countries. The Company's management has limited experience in the area of foreign lending or investment.

    As of December 31, 1996, one loan with a book balance of $4.5 million had been funded under this program. See "--Subsidiaries--Foreign Lending Corporation."

    At December 31, 1996, the Company had less than $1.5 million in principal balance of loans that were originated in the United States but secured by the right to use time-share properties located primarily in Spain, Mexico, Bermuda, the Bahamas or the Caribbean region.

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

    The following table sets forth the Company's loan delinquencies by type, by amount and by percentage of type at December 31, 1996.

                                                        LOANS DELINQUENT FOR:
                               ------------------------------------------------------------------------
                                           60-89 DAYS                        90 DAYS AND OVER
                               ----------------------------------  ------------------------------------
                                                        PERCENT                               PERCENT
                                                        OF LOAN                               OF LOAN
                                 NUMBER      AMOUNT     CATEGORY     NUMBER       AMOUNT     CATEGORY
                               -----------  ---------  ----------  -----------  ----------  -----------
                                                       (DOLLARS IN THOUSANDS)
Real Estate:
  One- to four-family -first
    liens....................         137   $   3,116        1.13%        712   $   30,382       10.98%
  Commercial.................          10       2,045         .53          97       83,721       21.55
  Multi-family...............           7       3,018         .65          63      204,364       43.79
  Construction or
    development..............      --          --          --          --          --             --
  Land.......................           5         534         .56          42        9,447        9.87
                               -----------  ---------  ----------       -----   ----------       -----
  Total real estate..........         159       8,713         .67         914      327,914       25.19
Other Loans:
  Consumer Loans:
    One-to four-family junior
      lien...................          98       1,697        2.19         660       13,863       17.88
  Timeshares.................          29          47         .73         490        1,624       25.19
  Other......................           7          32         .45          52        1,835       25.86
                               -----------  ---------  ----------       -----   ----------       -----
    Total consumer loans.....         134       1,776        1.95       1,202       17,322       19.02
Commercial business..........           4          25         .07          75        9,562       27.22
                               -----------  ---------  ----------       -----   ----------       -----
  Total other loans..........         138       1,801        1.43       1,277       26,884       21.30
                               -----------  ---------  ----------       -----   ----------       -----
  Total loans................         297      10,514         .74       2,191      354,798       24.84
Less:
Unearned discounts...........                   1,982                              151,504
                                            ---------                           ----------
Total Loans, net.............               $   8,532         .81               $  203,294       19.28
                                            ---------                           ----------
                                            ---------                           ----------
                                     TOTAL DELINQUENT LOANS
                               -----------------------------------
                                                         PERCENT
                                                         OF LOAN
                                 NUMBER      AMOUNT     CATEGORY
                               -----------  ---------  -----------
                                      (DOLLARS IN THOUSANDS)
Real Estate:
  One- to four-family -first
    liens....................         849   $  33,498       12.11%
  Commercial.................         107      85,766       22.08
  Multi-family...............          70     207,382       44.44
  Construction or
    development..............        --          --           --
  Land.......................          47       9,981       10.43
                                    -----   ---------       -----
  Total real estate..........       1,073     336,627       25.86
Other Loans:
  Consumer Loans:
    One-to four-family junior
      lien...................         758      15,560       20.07
  Timeshares.................         519       1,671       25.92
  Other......................          59       1,867       26.31
                                    -----   ---------
    Total consumer loans.....       1,336      19,098       20.97
Commercial business..........          79       9,587       27.29
                                    -----   ---------
  Total other loans..........       1,415      28,685       22.73
                                    -----   ---------
  Total loans................       2,488     365,312       25.58
Less:
Unearned discounts...........                 153,486
                                            ---------
Total Loans, net.............               $ 211,826       20.09
                                            ---------
                                            ---------

    At December 31, 1996, the Company's non-performing loans included 300 loans aggregating $31.6 million for which foreclosure proceedings had been commenced. At that date, 486 loans involved borrowers involved in bankruptcy proceedings representing approximately $114.9 million of delinquent loans in the Company's loan portfolio.

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

                                                                              JUNE 30,                          DECEMBER 31,
                                                       ------------------------------------------------------  -------------
                                                         1992       1993       1994       1995        1996          1996
                                                       ---------  ---------  ---------  ---------  ----------  -------------
                                                                              (DOLLARS IN THOUSANDS)
Non-accruing loans:
Real estate:
  One- to four-family................................  $1,945     $   1,732  $   3,185  $  11,093  $      --    $      --
  Commercial.........................................     687           248     14,492     16,816      35,004       59,903
  Construction.......................................     --            --         --          93         156          --
  Multi-family.......................................     --            580      4,883      9,507      51,934      174,046
  Land...............................................     --          2,433      3,282      8,056       7,961        4,687
Consumer:
  One- to four-family--junior liens..................      14           193      1,185      2,850      10,157       13,863
  Timeshares.........................................     308           554      1,019      1,673       1,630        1,624
  Other consumer.....................................      98           525        476        545         641        1,835
  Commercial business................................     --             78      2,320      7,357       7,777        9,562
  Purchase discounts.................................  (1,230)       (1,864)   (14,063)   (22,011)    (59,978)    (122,283)
                                                       -------    ---------  ---------  ---------  ----------  ------------
      Total (net)....................................   1,822         4,479     16,779     35,979      55,282      143,237
Accruing loans delinquent more than
  90 days:
Real estate:
  One- to four-family................................     --            --         583        --       21,159       30,382
  Multi-family.......................................     --            --         106        --       55,247       30,318
  Commercial.........................................     --            200         77        --       17,811       23,818
  Land...............................................     --            --         --         --        5,444        4,760
Consumer:
  One to four-family--junior liens...................     202           --          80        --          --           --
  Purchase discounts.................................     (77)          (62)      (347)       --      (32,363)     (29,221)
                                                       ---------    -------  ---------  ---------  ----------  ------------
      Total (net)....................................     125           138        499        --       67,298       60,057
Foreclosed assets:
Real estate:
  One- to four-family................................      82           651        481      1,525       1,799        4,858
  Commercial.........................................     269           302      1,456      3,026       9,148       13,466
  Multi-family.......................................     --            --         --       3,633      15,010       24,781
  Construction.......................................     --          1,987        --         --          300          250
  Land...............................................      13           --         365        570       1,456          872
Consumer:
  Timeshares.........................................     --            --         --          36          32          402
                                                       ---------  ---------  ---------  ---------  ----------  ------------
      Total (net)....................................     364         2,940      2,302      8,790      27,745       44,629
                                                       ---------  ---------  ---------  ---------  ----------  ------------
Total non-performing assets..........................  $2,311     $   7,557  $  19,580  $  44,769  $  150,325   $  247,923
                                                       ---------  ---------  ---------  ---------  ----------  ------------
                                                       ---------  ---------  ---------  ---------  ----------  ------------
Total as a percentage of total assets................    3.58%         6.36%      7.95%      7.07%      11.84%       17.77%
                                                       ---------  ---------  ---------  ---------  ----------  ------------
                                                       ---------  ---------  ---------  ---------  ----------  ------------

    For the year ended June 30, 1996 gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $8.3 million. The amount that was included in interest income on such loans was $2.8 million for the year ended June 30, 1996.

    For the six months ended December 31, 1996 gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $6.3 million. The amount that was included in interest income on such loans was $3.5 million for the six months ended December 31, 1996.

    Non-Accruing Loans. As of December 31, 1996, the Company had approximately $143.2 million in net non-accruing loans, which constituted 13.6% of the Company's net loan portfolio. The following is a brief summary of each non-accruing loan with a net principal balance of over $2.5 million at December 31, 1996.

    Apartment Complex, Ann Arbor, Michigan. The Company purchased this non-performing loan in December 1996. The net book balance at December 31, 1996 of $7.5 million is secured by a first lien on an apartment complex of approximately 312 units. The Company intends to proceed with foreclosure proceedings.

    Apartment Complex, Fresno, California. The Company purchased this loan in December 1996. The net book balance at December 31, 1996 of $7.8 million is secured by a first lien on an apartment project of 284 units. The Company has initiated foreclosure proceedings.

    Retirement Facility, Northern Florida. The Company purchased this loan in fiscal 1996. The net book balance at December 31, 1996 of $6.4 million is secured by a first lien on an independent living/retirement community of approximately 510 units. The borrower entered into bankruptcy proceedings in June 1996.

    Apartment/Office Complex, Columbia, South Carolina. The Company purchased this non-performing loan in November 1996. The net book balance at December 31, 1996 of $6.3 million is secured by a first lien on an apartment/office complex consisting of approximately 240 units and a three story office building. The Company has initiated foreclosure proceedings.

    Shopping Center, Shawnee, Kansas. In December 1995 the Company purchased a 69.29% participation interest in a $7.0 million loan secured by a first deed of trust on a 180,000 square foot shopping center. The Company's net book value at December 31, 1996 was $3.8 million. The Company is attempting to foreclose on the property and anticipates doing so in July, 1997. The Company has a receivor in place collecting rents on its behalf.

    Retirement Center, Southern Arizona. The Company purchased this loan in fiscal 1996. The net book balance at December 31, 1996 of $3.4 million is secured by a first lien on a retirement center with approximately 200 units. The borrower was performing in accordance with a PWA, which was cancelled by the Company in accordance with its terms. As a result, the borrower filed for bankruptcy in October, 1996.

    Apartment Complex, South Texas. The Company purchased this loan in fiscal 1996. The net book balance at December 31, 1996 of $3.2 million is secured by a first lien on an apartment complex of approximately 220 units. In September, 1996 the borrower filed for bankruptcy protection.

    Adult Congregate Living Facility, Miami, Florida. This non-performing loan with a net book balance of $2.5 million at December 31, 1996 is secured by a first lien on a 180 bed facility. Subsequent to December 31, 1996 the Company initiated foreclosure proceedings due to the borrowers failure to pay an agreed payment in November, 1996. The borrower subsequently filed for bankruptcy protection.

    Accruing Loans Delinquent More than 90 Days. As of December 31, 1996, the Company had $60.1 million of accruing loans delinquent more than 90 days. The Company continues to accrue interest on these loans because the value of the underlying collateral is deemed to be in excess of principal and accrued interest. The following is a brief summary of such loans with a December 31, 1996 net principal balance in excess of $2.5 million.

    Medical Office Complex, Jacksonville, Florida. The Company purchased this non-performing loan in August 1996. The Company's net book balance at December 31, 1996 of $3.7 million is secured by four two-story medical office complexes. The borrower filed for bankruptcy protection in 1996.

    Apartment Complex, Baton Rouge, Louisiana. The Company purchased this loan in October 1995. The net book balance at December 31, 1996 of $2.9 million is secured by a first lien on an apartment complex of approximately 200 units. The loan became non-performing in August 1996. The Company has initiated foreclosure proceedings.

    Apartment Complex, Carson City, Nevada. The Company purchased this non-performing loan in October 1996. The net book balance at December 31, 1996 of $4.8 million is secured by a first lien on an apartment complex of approximately 200 units. The borrower filed for bankruptcy protection prior to the Company's purchase.

    Apartment Complex, Fresno, California. The Company purchased this non-performing loan in October 1996. The net book balance at December 31, 1996 of $3.4 million is secured by a first lien on an apartment complex of approximately 120 units. The borrower has subsequently filed for bankruptcy relief prior to the Company's purchase.

    Apartment Complex, Hollywood, California. The Company purchased this non-performing loan in October 1995. The net book balance at December 31, 1996 of $2.9 million is secured by a first lien on an apartment complex of approximately 203 units. The Company intends to proceed with foreclosure proceedings.

    FORECLOSED ASSETS. As of December 31, 1996, the Company had approximately $44.6 million in carrying value of foreclosed assets. Included in foreclosed assets were 64 one- to four-family mortgage loans aggregating $4.9 million (of which $1.3 million of assets are held by the Company's subsidiary, BRE-2), 48 commercial and multi-family real estate loans totaling $38.2 million (of which $3.4 million of assets are held by the Company's subsidiary, BRE), seven construction, development and land loans aggregating $1.1 million and four consumer timeshare loans totaling $.4 million. See "-Subsidiaries of the Company."

    OTHER LOANS OF CONCERN. In addition to the non-performing assets set forth in the previous table, as of December 31, 1996 the Company had approximately eight loans totaling $7.7 million of net loans, all of which are commercial and multi-family real estate loans, with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concern as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. The largest other loan of concern totaled $1.9 million, net, at December 31, 1996.

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

    The Company reviews the problem loans and other assets to determine whether any loans or other assets require classification on a monthly basis. Net classified assets of the Company as of the dates indicated were as follows:


                                                      DECEMBER 31, 1996
                                                    ----------------------
                                                    (DOLLARS IN THOUSANDS)

   Substandard.................................            $168,554
   Doubtful....................................               1,409
   Loss........................................                  --
                                                           --------
         Total Classified Assets...............            $169,963
                                                           --------
                                                           --------


    ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through provisions for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation includes a review of the loan portfolio including those loans of which full collectibility may not be reasonably assured, current economic conditions, historical loan loss experience, loan volume and growth, the composition of the loan portfolio and other factors that warrant recognition in providing for an adequate allowance for loan losses. The Company also developed certain asset review policies and procedures which established minimum general loan loss reserves for all types of loans. In determining the general reserves under these policies historical charge-offs and recoveries, changes in the mix and levels of the various types of loans, fair values, the current loan portfolio and current economic conditions are considered. These policies also require additional reserves for all delinquent and classified loans. See "Item 7 -Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

                                                                                                    SIX MONTHS
                                                             YEAR ENDED JUNE 30,                      ENDED
                                            -----------------------------------------------------  DECEMBER 31,
                                              1992       1993       1994       1995       1996         1996
                                            ---------  ---------  ---------  ---------  ---------  ------------
                                                                   (DOLLARS IN THOUSANDS)
Balance at beginning of period............    $189      $  550     $1,245     $3,547     $ 6,137     $11,832
Charge-offs:
  One- to four-family.....................      46          30        174        440         845       1,107
  Commercial..............................      --          --         36        534          28         220
  Multi-family............................      --          --         --         --          80          10
  Construction and development............      --          --         --         --          35          --
  Land....................................      --          --        203         39         362          60
  Consumer................................      --          59        173        449         858         581
  Commercial business.....................      --          --         --         --       1,177          --
                                               ---     -------     ------     ------      ------      ------
                                                46          89        586      1,462       3,385       1,978
Recoveries:
  One- to four-family.....................      --          --         --          2           1          --
  Consumer................................      --          --         --          5          18          18
  Commercial business.....................      --          --         --         --          17           3
                                               ---      ------     ------     ------      ------      ------
Net charge-offs...........................      46          89        586      1,455       3,349       1,957
Additions charged to operations...........     407         784      2,888      4,045       9,044       3,314
                                               ---      ------     ------     ------      ------      ------
Balance at end of period..................    $550      $1,245     $3,547    $ 6,137     $11,832     $13,189
                                               ---      ------     ------     ------      ------      ------
                                               ---      ------     ------     ------      ------      ------
Ratio of net charge-offs during the
 period to average loans outstanding during
 the period...............................     .12%        .11%       .40%       .40%        .44%        .41%

Ratio of net charge-offs during the
 period to average non-performing assets..    2.86%       1.80%      4.32%      4.52%       2.95%       1.86%

    The distribution of the Company's allowance for loan losses at the dates indicated is summarized as follows:

                                                             JUNE 30,
                 -------------------------------------------------------------------------------------------------
                              1992                              1993                             1994
                 -------------------------------   ------------------------------   ------------------------------
                                        PERCENT                          PERCENT                          PERCENT
                                        OF LOANS                         OF LOANS                         OF LOANS
                               LOAN     IN EACH                  LOAN    IN EACH                  LOAN    IN EACH
                 AMOUNT OF   AMOUNTS    CATEGORY   AMOUNT OF   AMOUNTS   CATEGORY   AMOUNT OF   AMOUNTS   CATEGORY
                 LOAN LOSS      BY      TO TOTAL   LOAN LOSS      BY     TO TOTAL   LOAN LOSS      BY     TO TOTAL
                 ALLOWANCE   CATEGORY    LOANS     ALLOWANCE   CATEGORY   LOANS     ALLOWANCE   CATEGORY   LOANS
                 ---------   --------   --------   ---------   --------  --------   ---------   --------  --------
                                                      (DOLLARS IN THOUSANDS)
One- to
 four-family...    $ 94      $44,159      51.38%    $  114     $62,540     42.52%    $   90     $67,169     21.81%
Multi-family...      26       10,516      12.24        110     20,675      14.06        139     55,633      18.07
Commercial real
  estate.......       5       13,234      15.40        216     30,271      20.58        303     93,496      30.37
Construction
  and
  development..    --          1,600       1.86         17     3,893        2.65         50     27,100       8.80
Land...........    --          6,332       7.37        101     7,089        4.82         81     9,889        3.21
One- to
  four-family
  junior
  liens........       1        2,654       3.09         92     9,993        6.80         29     19,549       6.35
Timeshares.....       2           74        .09      --        1,599        1.09      --        18,249       5.93
Other
  consumer.....    --          6,442       7.50        200     3,747        2.55        151     7,139        2.32
Commercial
  business.....     112          919       1.07        200     7,253        4.93        151     9,662        3.14
Unallocated....     310        --         --           195      --         --         2,553      --         --
                 ---------   --------   --------   ---------   --------  --------   ---------   --------  --------
Total..........    $550       85,930     100.00%    $1,245     147,060    100.00     $3,547     307,886    100.00%
                 ---------              --------   ---------             --------   ---------             --------
                 ---------              --------   ---------             --------   ---------             --------
Less:
Loans in
  process......                --                              1,558                            11,235
Loans held for
  sale, net....                --                               --                               --
Deferred fees
  and
  discounts....               27,612                           43,447                           73,190
Allowance for
  loan losses..                  550                           1,245                            3,547
                            --------                          --------                         --------
Total loans
  receivable,
  net..........             $57,768                           $100,810                         $219,914
                            --------                          --------                         --------
                            --------                          --------                         --------

                                             JUNE 30,
                  ----------------------------------------------------------------
                               1995                            1996
                  -----------------------------   --------------------------------
                                        PERCENT                           PERCENT
                                       OF LOANS                          OF LOANS
                               LOAN    IN EACH                  LOAN     IN EACH
                  AMOUNT OF  AMOUNTS   CATEGORY   AMOUNT OF    AMOUNTS   CATEGORY
                  LOAN LOSS     BY     TO TOTAL   LOAN LOSS      BY      TO TOTAL
                  ALLOWANCE  CATEGORY   LOANS     ALLOWANCE   CATEGORY    LOANS
                  ---------  --------  --------   ---------   ---------  --------
                                     (DOLLARS IN THOUSANDS)
One- to
 four-family...    $1,881    $237,585    35.70%    $ 3,153    $273,780     22.47%
Multi-family...       604    109,080     16.39         239     341,696     28.05
Commercial real
  estate.......     1,276    124,985     18.78       2,788     321,385     26.38
Construction
  and
  development..        88    51,284       7.71          19      85,133      6.99
Land...........       474    35,997       5.41         752     100,047      8.21
One- to
  four-family
  junior
  liens........       577    44,999       6.76       1,873      50,146      4.12
Timeshares.....       595    11,668       1.75         374       7,809       .64
Other
  consumer.....       266    4,791         .72       1,138       8,373       .69
Commercial
  business.....       376    45,060       6.77       1,496      29,886      2.45
Unallocated....     --        --         --          --         --          --
                  ---------  --------  --------   ---------   ---------  --------
Total..........    $6,137    665,449    100.00%    $11,832    1,218,255   100.00%
                  ---------            --------   ---------              --------
                  ---------            --------   ---------              --------
Less:
Loans in
  process......              21,217                           27,172
Loans held for
  sale, net....                866                              --
Deferred fees
  and
  discounts....              144,927                          281,837
Allowance for
  loan losses..              6,137                            11,832
                             --------                         ---------
Total loans
  receivable,
  net..........              $492,302                         $897,414
                             --------                         ---------
                             --------                         ---------

                             JUNE 30,
                 --------------------------------
                           DECEMBER 31,
                 --------------------------------
                              1996
                 --------------------------------
                                         PERCENT
                                         OF LOANS
                                LOAN     IN EACH
                 AMOUNT OF    AMOUNTS    CATEGORY
                 LOAN LOSS       BY      TO TOTAL
                 ALLOWANCE    CATEGORY    LOANS
                 ---------   ----------  --------
                       (DOLLARS IN THOUSANDS)
One- to
 four-family...   $ 3,183    $276,591      19.37%
Multi-family...     1,157    466,697       32.68
Commercial real
  estate.......     2,706    388,460       27.20
Construction
  and
 development...         7     74,437        5.21
Land...........       596     95,684        6.70
One- to
  four-family
  junior
  liens........     1,680     77,528        5.43
Timeshares.....       372      6,446         .45
Other
  consumer.....     1,135      7,095         .50
Commercial
  business.....     2,353     35,131        2.46
Unallocated....     --         --          --
                 ---------   ----------  --------
Total..........   $13,189    1,428,069    100.00%
                 ---------               --------
                 ---------               --------
Less:
Loans in
  process......               16,364
Loans held for
  sale, net....                --
Deferred fees
  and
  discounts....              344,312
Allowance for
  loan losses..               13,189
                             ----------
Total loans
  receivable,
  net..........              $1,054,204
                             ----------
                             ----------

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

    The Bank must maintain minimum levels of investments that qualify as liquid assets under the Texas Department regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. The Bank maintains its liquidity at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At December 31, 1996, the Bank's liquidity ratio was 16.5%. See "Regulation--Liquidity."

    Texas-chartered savings banks have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, Texas-chartered savings banks may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a Texas- chartered savings bank is otherwise authorized to make directly.

    The following table sets forth the composition of the Company's investment in FHLB Stock, interest-bearing deposits with banks and mortgage-backed securities at the dates indicated.

                                                                       JUNE 30,                                   DECEMBER 31,
                                           -----------------------------------------------------------------  --------------------
                                                   1994                  1995                  1996                 1996
                                           --------------------  --------------------  ---------------------  --------------------
                                             BOOK       % OF       BOOK       % OF        BOOK       % OF        BOOK       % OF
                                             VALUE      TOTAL      VALUE      TOTAL      VALUE       TOTAL      VALUE       TOTAL
                                           ---------  ---------  ---------  ---------  ----------  ---------  ----------  ---------
                                                                            (DOLLARS IN THOUSANDS)
FHLB stock...............................  $   1,573     100.00% $   7,475     100.00% $    9,340     100.00% $    9,618     100.00%
                                           ---------  ---------  ---------  ---------  ----------  ---------  ----------  ---------
                                           ---------  ---------  ---------  ---------  ----------  ---------  ----------  ---------
Interest-bearing deposits with banks.....  $   4,930     100.00% $  31,044     100.00% $   54,838     100.00% $   65,491     100.00%
                                           ---------  ---------  ---------  ---------  ----------  ---------  ----------  ---------
                                           ---------  ---------  ---------  ---------  ----------  ---------  ----------  ---------
Mortgage-backed securities:
GNMA.....................................  $   2,000     100.00% $  40,184      98.70% $  199,429     102.43% $  125,386     101.17%
Gross unrealized gain (loss).............     --         --         --         --          (1,328)      (.68)      1,090        .88
Unamortized premium (discount)...........          1     --            530       1.30      (3,402)     (1.75)     (2,537)     (2.05)
                                           ---------  ---------  ---------  ---------  ----------  ---------  ----------  ---------
Total mortgage-backed securities.........  $   2,001     100.00% $  40,714     100.00% $  194,699     100.00% $  123,939     100.00%
                                           ---------  ---------  ---------  ---------  ----------  ---------  ----------  ---------
                                           ---------  ---------  ---------  ---------  ----------  ---------  ----------  ---------

    The Company's investment securities portfolio at December 31, 1996, contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10% of the Company's stockholders' equity, excluding those issued by the United States Government, or its agencies.

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

    In addition to retail deposits, from time to time the Bank obtains wholesale deposits through deposit brokers which solicit funds from their customers for deposit with the Bank. Brokered deposits amounted to $108.3 million or 10.4% of deposits at December 31, 1996. Brokered deposits generally are more responsive to changes in interest rates than retail deposits and, thus, are more likely to be withdrawn from the Bank upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. Although, the Bank currently does not have any plans to increase its brokered deposits, the amount may vary depending on the Bank's need for liquidity and loan purchase activity.

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

                                                                    June 30,                                      December 31,
                                       -------------------------------------------------------------------   ---------------------
                                                1994                   1995                   1996                    1996
                                       ----------------------  ---------------------  --------------------   ---------------------
                                                    Percent                 Percent                Percent                Percent
                                        Amount     of Total      Amount    of Total     Amount    of Total      Amount    of Total
                                       ---------  -----------  ----------  ---------  ----------  --------   -----------  --------

                                                                (Dollars in Thousands)

Transactions and Savings Deposits:
-----------------------------------

Money Market Accounts..........        $  7,462     4.01%      $ 57,616      12.58%   $159,689     17.92%     $  188,466    18.06%
Commercial Demand..............           1,428      .77          1,522        .33       2,813       .31           2,870      .28
Savings Deposits...............             106      .06            827        .18         893       .10             653      .06
                                      ---------    -----       --------    ---------  --------    -------     ----------   -------
Total Non-Certificates.........           8,996     4.84         59,965      13.09     163,395     18.33         191,989    18.40
                                      ---------    -----       --------    ---------  --------    -------     ----------   -------
Certificates:
-------------
2.01-4.00%.....................          51,350    27.60            152        .03        --        --           --          --
4.01-6.00%.....................         119,082    64.00         95,473      20.84     658,279     73.86       687,756      65.91
6.01-8.00%.....................           5,956     3.20        301,981      65.91      69,630      7.81       163,688      15.69
8.01-10.00%....................             664      .36            594        .13        --         --           --         --
                                      ---------    -----       --------     -------  ---------    -------   ----------     -------
Total Certificates.............         177,052    95.16        398,200      86.91     727,909     81.67       851,444      81.60
                                      ---------   -------      --------     -------  ---------    -------   ----------     -------
Total Deposits(1)..............        $186,048   100.00%      $458,165     100.00%   $891,304    100.00%   $1,043,433     100.00%
                                       --------   -------      --------     -------   --------    -------   ----------     -------
                                       --------   -------      --------     -------   --------    -------   ----------     -------


------------------------
(1) At December 31, 1996, the average rates paid on non-certificate deposit accounts and certificate accounts were 4.68% and 5.72%, respectively.

    The following table sets forth the savings flows at the Bank during the periods indicated. New deposits, net refers to the amount of deposits during a period less the amount of withdrawals during the period.

                                                                                                Six Months Ended
                                                                   Year Ended June 30,             December 31
                                                            ----------------------------------     ------------
                                                               1994        1995        1996           1996
                                                            ----------  ----------  ----------     ------------
                                                                           (Dollars in Thousands)

Opening balance...........................................    $ 92,826    $186,048    $458,165      $  891,304
New deposits, net.........................................      91,390     267,454     407,482         135,201
Interest credited.........................................       1,832       4,663      25,657          16,930
                                                            ----------  ----------  ----------  --------------
Ending balance............................................    $186,048    $458,165    $891,304      $1,043,435
                                                            ----------  ----------  ----------  --------------
                                                            ----------  ----------  ----------  --------------
Net increase..............................................  $   93,222  $  272,117  $  433,139      $  152,131
                                                            ----------  ----------  ----------  --------------
                                                            ----------  ----------  ----------  --------------
Percent increase..........................................      100.43%     146.26%      94.54%          17.07%
                                                            ----------  ----------  ----------  --------------
                                                            ----------  ----------  ----------  --------------

    The following table shows rate and maturity information for the Bank's certificates of deposit as of December 31, 1996.

                                                                     4.00-         6.00-                  Percent
                                                                     5.99%         7.99%       Total     of Total
                                                                ---------------  --------    ----------  -------

Certificate accounts maturing in quarter ending:
March 31, 1997................................................    $ 137,291      $ 11,697    $148,988      17.50%
June 30, 1997.................................................       84,884        11,565      96,449      11.34
September 30, 1997............................................      135,778        94,210     229,988      27.01
December 31, 1997.............................................      267,450        21,429     288,879      33.93
March 31, 1998................................................       17,326         6,562      23,888       2.81
June 30, 1998.................................................          964         3,660       4,624        .54
September 30, 1998............................................        1,974         2,659       4,633        .54
December 31, 1998.............................................        5,018           432       5,450        .64
March 31, 1999................................................        4,057         3,218       7,275        .85
June 30, 1999.................................................          649           404       1,053        .12
September 30, 1999............................................          194           760         954        .11
December 31, 1999.............................................          288         2,414       2,702        .32
Thereafter....................................................       26,827         9,733      38,561       4.29
                                                                -----------      ---------   --------    -------
     Total....................................................    $ 682,700       $168,743   $851,444     100.00%
                                                                -----------      ---------  ---------  ---------
                                                                -----------      ---------  ---------  ---------
     Percent of Total.........................................     80.19%         19.82%     100.00%
                                                                -----------      ---------   --------
                                                                -----------      ---------   --------

    The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of December 31, 1996.


                                                                                   Maturity
                                                                 --------------------------------------------
                                                                               Over       Over
                                                                  3 Months    3 to 6     6 to 12      Over
                                                                   or Less    Months     Months     12 months     Total
                                                                  ---------  ---------  ---------  -----------  ---------
                                                                                      (In Thousands)
Certificates of deposit less than $100,000......................  $123,340    $62,847   $388,119     $48,447    $622,753
Certificates of deposit of $100,000 or more.....................    25,648     33,602    130,748      38,692     228,690
                                                                  ---------  ---------  ---------  -----------  ---------
Total certificates of deposit...................................  $148,988    $96,449   $518,867     $87,139    $851,443
                                                                  ---------  ---------  ---------  -----------  ---------
                                                                  ---------  ---------  ---------  -----------  ---------

    BORROWINGS. Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings when they are a less costly source of funds. In addition, the Bank has relied upon selective borrowings for liquidity needs. The Bank obtains FHLB advances upon the security of certain of its residential first mortgage loans, and other assets, including FHLB stock, provided certain standards related to the creditworthiness of the Bank have been met. At December 31, 1996, advances were secured by stock in the FHLB totaling $9.6 million, qualifying first mortgage loans of approximately $144.0 million and other real estate of $3.9 million. FHLB advances are available for investment, purchasing and lending activities and other general business purposes. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate, which may be fixed or adjustable, and range of maturities. At December 31, 1996, the Bank's other borrowings consisted primarily of loans to the Bank's subsidiaries from unaffiliated third party lenders secured by certain real estate held for development or sale.

    On August 9, 1995, Beal Financial issued $57.5 million of 12.75% Senior Notes due on August 15, 2000 (the "Senior Notes"). Of this amount, $46.3 million was contributed to the Bank in the form of paid in capital. The remaining net proceeds of the Senior Notes were retained by Beal Financial for the maintenance of a reserve equal to the annual interest expense on the Senior Notes and general operating expenses. Interest on the Senior Notes is payable semi-annually on February 15 and August 15 of each year. The Senior Notes are redeemable, in whole or in part at the option of Beal Financial. See Note H to the Notes to Consolidated Financial Statements of the Company.

    For additional information relating to borrowings, see Notes G and H to the Notes to Consolidated Financial Statements of the Company.

    At December 31, 1996, FHLB advances totaled $146.0 million, representing 10.5% of total assets. FHLB advances were used to fund purchases of discounted loans.

    The following table sets forth the maximum month-end balance and average balance of FHLB advances and other borrowings for the periods indicated.

                                                                                                Six Months Ended
                                                                    Year Ended June 30,            December 31
                                                             ---------------------------------  -----------------
                                                               1994        1995        1996           1996
                                                             ---------  ----------  ----------  -----------------
                                                                            (Dollars in Thousands)
Maximum Balance:
  FHLB advances..............................................  $44,600    $182,173    $185,000       $146,000
  Senior notes, net..........................................     --          --        57,051         57,094
  Other borrowings...........................................    3,220       5,059      61,326         21,756

Average Balance:
  FHLB advances..............................................  $23,662    $123,184    $ 45,052       $ 32,152
  Senior notes, net..........................................     --          --        50,093         57,062
  Other borrowings...........................................    2,511       2,803      25,894         21,307

    The following table sets forth certain information as to the Company's borrowings at the dates indicated.

                                                                              June 30,               December 31
                                                                  ---------------------------------  ------------
                                                                    1994        1995        1996         1996
                                                                  ---------  ----------  ----------  ------------
                                                                              (Dollars in Thousands)

FHLB advances...................................................   $25,000    $111,000    $185,000    $146,000
Senior notes, net...............................................     --          --         57,051      57,094
Other borrowings................................................     2,932       4,898      21,468      14,748
                                                                  ---------    -------    --------    --------
Total borrowings................................................   $27,932    $115,898    $263,519    $217,842
                                                                  ---------    -------    --------    --------
                                                                  ---------    -------    --------    --------
Weighted average interest rate of FHLB advances.................      4.48%       6.67%       5.55%       6.33%

Weighted average interest rate of Senior notes, net.............      --%         --%        13.00%      13.00%

Weighted average interest rate of other borrowings..............      8.38%       9.54%       8.44%       8.24%

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

    During the six months ending December 31, 1996, the Company purchased the inactive Bank subsidiaries Beal Delaware Corp. and its subsidiary BBT from the Bank and invested, through BBT, $2.6 million in a joint venture to develop 533 acres of land located in Austin, Texas zoned for light industrial and commercial/retail use. In addition, the Company formed a new single purpose subsidiary to invest approximately $575,000 in a limited partnership to develop property in McKinney, Texas.

SUBSIDIARIES OF THE BANK

    As a Texas-chartered savings bank, the Bank is permitted by federal regulations to have subsidiaries engage only in those subsidiary activities which are permissible for a subsidiary of a national bank. The FDIC may approve other activities for a subsidiary provided that the Bank meets its applicable minimum capital standards and the FDIC determines that the conduct of the activity of the subsidiary will not pose a significant risk to the SAIF. Under state law, a Texas-chartered savings bank is permitted to invest an unlimited amount in operating subsidiaries which are engaged solely in activities permissible for the Bank to engage in directly. The amount which a Texas-chartered savings bank may invest in other service corporation subsidiaries may not exceed 10% of the savings bank's total assets without the prior approval of the Texas Department. At December 31, 1996, the net book value of the Bank's investment in its subsidiaries was approximately $64.7 million (including $20.2 million invested in other service corporation subsidiaries).

    Under FDIC regulations, if a savings bank's subsidiary is engaged in activities not permissible for a national bank subsidiary, it may only engage in such activities with the approval of the FDIC. In the absence of such approval, the subsidiary must be divested. The Company has received regulatory approval for both its real estate investment and development activities to date. See "--Regulation--Federal Regulation of State-Chartered Savings Banks."

    The activities of the Bank's principal operating subsidiaries are briefly described below.

    BEAL MORTGAGE, INC. ("BMI") AND BEAL PROPERTIES, INC. ("BPI"). BMI and BPI are Texas corporations organized to engage in certain real estate development activities including the acquisition and development of land and direct investments in real estate development projects. At December 31, 1996, the Bank's investment in BMI and BPI totaled $12.4 million and $7.8 million, respectively.

    BMI and BPI are engaged in holding real estate held for investment and in real estate development projects. The purchase and development of property may be financed by the Bank or an unrelated third party. Once developed, the lots are sold to builders primarily for the construction of single-family dwellings. The Company intends to expand its direct investment activities in the future, subject to market conditions and regulatory approval. The Board of Directors of the Bank has determined to limit the Bank's investment in real estate development and investment activities to an amount which would enable the Bank to maintain capital, as calculated in accordance with generally accepted accounting principles, at 6% of total assets, after deduction of its investment in real estate. In addition, the Bank's individual investment in BMI and BPI is limited by the FDIC to 10% of Tier I capital provided that Tier I capital is at least 6% after deduction of the Bank's investment in its real estate subsidiaries. See " Regulation--Federal Regulation of State-Chartered Savings Bank" and "--Regulatory Capital Requirements and Prompt Corrective Regulatory Action."

    BMI's largest direct single-family real estate development project consists of approximately 200 acres of land undergoing development in Coppell, Texas purchased in May 1995 for approximately $4.8 million. The purchase price was funded by a loan from the Bank. The sale contract included an option for one of the sellers to repurchase approximately 50 acres of the land for $2.2 million. This option was exercised subsequent to December 31, 1996, with a loan provided by the Bank. In addition, BMI has entered into a contract with the same individual to sell an additional 65.5 acres of single-family land for a purchase price of $2.1 million.

    BMI's second largest single investment in single-family real estate development consists of 68 acres located in Mesquite, Texas currently platted for 302 single-family lots. The land was purchased in July 1995 for $1.1 million with the proceeds of a loan from the Bank. BMI's current investment in this development totals approximately $3.5 million. BMI obtained third party financing for the development of Phase I which contains 123 lots and was completed in late 1996. A national home builder currently has a commitment to purchase all of the lots in Phase I and an option on all lots in Phase II and
III. At December 31, 1996 three lots had been sold in Phase I.

    BMI has an investment of $914,000 in a single-family development located in Corinth, Texas. This investment represents Phase III of the development which originally contained 32 acres. BPI also has a $1.9 million investment in Phases IV, VII and VIII of the same development, containing a total of 88 acres. BPI also has $3.5 million invested in a single purpose subsidiary to develop a commercial/industrial park in Houston, Texas. At December 31, 1996, BPI had an additional investment in land with a book value of approximately $930,000 and an investment in a motel property of $1.4 million.

    BMI also holds $10.6 million in the aggregate of other real estate for investment, the largest component of which is Beal Bank Center II, an office building purchased in March 1995 and located adjacent to the Company's headquarters. At December 31, 1996, Beal Bank Center II had a book value of $8.7 million (subject to a $6.2 million first mortgage lien from an unaffiliated lender) and was 100% occupied. Two remaining properties held by BMI for investment had book values of $1.0 million and $942,000, respectively, at December 31, 1996.

    LOAN ACCEPTANCE CORP. ("LAC"). LAC was formed in July 1994 to bid on third-party loan pools, the majority of which are sold by the FDIC or the RTC. This activity was formerly conducted through BMI. At December 31, 1996, the Bank's investment in LAC totaled $7.3 million. See "--Lending Activities--Loan Acquisition, Resolution, Origination and Sale Activities."

    BRE, INC. ("BRE") AND BRE-2, INC. These Texas corporations were organized to hold loans and other assets which management of the Bank believes bear more than the normal risk of exposure to litigation. The most common problems with these assets include environmental contingencies and litigious histories of certain borrowers. At December 31, 1996, BRE held three commercial real estate loans and three commercial real estate properties. Two of these properties and two of the loans had a net book value in excess of $500,000. The two properties consist of a marina and a multi-family property, while the two loans in excess of $500,000 net, are secured by multi-family properties. BRE has performed full environmental reviews on all of its properties with minimal environmental problems found. The properties are operational and BRE plans to actively market the properties for sale. At December 31, 1996, the Bank's investment in BRE totaled $7.0 million. At December 31, 1996, BRE-2 held one condominium project with a book value of $1.3 million

    BEAL AFFORDABLE HOUSING, INC. ("BAH"). BAH was organized in November 1994 to develop affordable housing apartment buildings to take advantage of certain tax benefits under Section 42 of the Internal Revenue Code. BAH owns a 98% limited partnership interest in the three limited partnerships described below. BMI owns a 1% interest in and serves as the managing general partner for each limited partnership and a Texas-based, non-profit organization owns the remaining 1% interest in each limited partnership. The limited partners will receive 100% of any profits or cash distributions on their respective projects and will incur 100% of any cash related operating deficiencies and losses. Each of the projects is managed by a non-affiliated fee management company which specialize in the management of affordable housing properties. At December 31, 1996, the Bank's investment in BAH totaled $24.2 million.

    It is anticipated that BAH will receive tax credits of approximately $2.4 million per year for the next nine years. The limited partnerships are required to maintain minimum occupancy levels of qualified low-income tenants continuously throughout the 15-year compliance period beginning in the year the first low-income housing credit is claimed. Failure to comply with this occupancy requirement will result in recapture of all or part of the credits previously claimed. Each of the limited partnerships are in compliance with the required occupancy levels at December 31, 1996.

    FOREIGN LENDING CORPORATION ("FLC"). FLC was being established by the Bank for the purpose of originating, servicing or holding loans made to foreign borrowers with assets or collateral outside the United States, and/or domestic borrowers with collateral in foreign countries. FLC will also hold and manage to disposition any assets acquired in satisfaction of debt as a result of this lending activity. Pursuant to the Texas Department's approval letter, the amount of Mexican loans originated by this subsidiary may not exceed $25.0 million. At December 31, 1996, the Bank's investment in FLC totaled $4.6 million. See "--Foreign Lending."

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

EMPLOYEES

    At December 31, 1996, the Company, including its subsidiaries, had a total of 123 employees. The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

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

    Certain of these regulatory requirements and restrictions are discussed below. See "--Federal Regulation of State Chartered Savings Banks" and "--Insurance of Accounts and Regulation by the FDIC."

    Insured depository institutions, such as the Bank, and their institution-affiliated parties, which include the Company, may be subject to potential enforcement actions by the FDIC and the Texas Department for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by such agencies or any written agreement with such agencies. See "-- Texas Law and Supervision by the Texas Department." The OTS may also bring enforcement actions due to its supervision of the Company.

    THE CONVERSION. Effective December 1, 1994, the Bank converted from a Texas-chartered savings and loan association to a Texas-chartered savings bank. As a result, the FDIC replaced the OTS as the Bank's primary federal regulator. In connection with the Bank's reorganization to the holding company form, effective July 1, 1995, OTS approved the Company's application to become a savings and loan holding company. See "--Qualified Thrift Lender Test and "--Holding Company Regulation."

    TEXAS LAW AND SUPERVISION BY THE TEXAS DEPARTMENT. As a state-chartered savings bank, the Bank is governed by the provisions of the Texas Savings Bank Act (the "Texas Act") and rules and regulations of the Texas Department. The Texas Act and regulations of the Texas Department are administered by the Commissioner. Certain of these rules and regulations are discussed below.

    The Bank is required to file reports with the Texas Department concerning its financial condition and activities in addition to obtaining regulatory approval prior to engaging in certain transactions. The Texas Department conducts periodic examinations of the Bank in order to assess its compliance with regulatory requirements. As a result of such examinations, the Texas Department may require various corrective actions. See "Risk Factors--Capital and Other Regulatory Matters."

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

    The Bank's general permissible lending limit for loans-to-one borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case, this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1996, the Bank's lending limit under this restriction was $21.3 million. The Bank is in compliance with the loans-to-one borrower limitation.

    A change in control (as defined below) of a savings bank (which includes the Company for this purpose) requires the prior approval of the Commissioner. For the purposes of Texas law, control is be deemed to exist if any person owns or controls 25% or more of the voting securities of a savings bank. There is a rebuttable presumption of control if any person owns or controls 10% or more of the voting securities of the savings bank.

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

    Pursuant to its agreement with the Commissioner, the Bank has also agreed to maintain capital at a level higher than that which would otherwise be applicable to a state-chartered savings bank. See "-- Regulatory Capital Requirements" for additional information regarding the Bank's capital requirements.

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

    With respect to a change in control, federal law provides that no person (which includes a corporation, partnership, association or other entity) directly or indirectly or acting in concert with one or more persons, may acquire "control" of a savings institution, such as the Bank (which includes the Company for this purpose) at any time without giving 60 days' prior notice to the FDIC and having received no FDIC objection to such acquisition of control, unless the transaction involves an acquisition of control by a company, in which case, the transaction would be subject to the approval of the OTS, rather than the FDIC.

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

    The Bank is also subject to certain capital adequacy guidelines issued by the FDIC. See "--Regulatory Capital Requirements."

    Federal law also prohibits insured state-chartered banks, including savings banks such as the Bank, from making equity investments of a type, or in an amount, that are not permissible for national banks. In general, equity investments include equity securities, partnership interests and equity interests in real estate. Under these regulations, non-permissible investments must have been divested by no later than December 19, 1996. Federal law also prohibits such banks from engaging as principal in any activity not permissible for a national bank without FDIC approval. Subsidiaries of such insured banks may also not engage as principal in any activity that is not permissible for a subsidiary of a national bank without FDIC approval. Through its service corporations, BMI and BPI, the Bank engages in real estate development and investment activities ("Real Estate Activities"), which activities are not permissible for a national bank. The FDIC has authorized (the "FDIC Order") the Bank and BPI to continue to engage in these Real Estate Activities provided that it complies with certain requirements. These measures include requiring that any subsidiary through which the Real Estate Activities are conducted (each a "Real Estate Subsidiary") is operated to ensure its separate corporate existence, submission of an annual investment plan to the FDIC, measures to address concentration of risk, and calculating the Bank's compliance with regulatory capital standards exclusive of any investment in a Real Estate Subsidiary. See "--Insurance of Accounts and Regulation by the FDIC and Regulatory Capital Requirements and Prompt Corrective Action." See "--Subsidiaries of the Bank."

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

    In addition, the OTS also has extensive enforcement authority over the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. See "--Holding Company Regulation."

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

    For the first six months of 1995, the assessment schedule for BIF members and SAIF members ranged from .23% to .31% of deposits. As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. As a result of the BIF reaching its statutory reserve ratio the FDIC revised the premium schedule for BIF insured institutions to provide a range of .04% to .31% of deposits. The revisions became effective in the third quarter of 1995. In addition, the BIF rates were further revised, effective January 1996, to provide a range of 0% to .27%. The SAIF rates, however, were not adjusted. At the time the FDIC revised the BIF premium schedule, it noted that, absent legislative action (as discussed below), the SAIF would not attain its designated reserve ratio until the year 2002. As a result, SAIF insured members would continue to be generally subject to higher deposit insurance premiums than BIF insured institutions until, all things being equal, the SAIF attained its required reserve ratio.

    In order to eliminate this disparity and any competitive disadvantage between BIF and SAIF member institutions with respect to deposit insurance premiums, legislation to recapitalize the SAIF was enacted in September 1996. The legislation provided for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF. It also provided for the merger of the BIF and the SAIF on January 1, 1999 if no savings associations then exist. The special assessment rate was established at .657% of deposits by the FDIC and the resulting assessment of $2.0 million was paid in November 1996. This special assessment significantly increased noninterest expense and adversely affected the Bank's results of operations for the six months ended December 31, 1996. As a result of the special assessment, the Bank's deposit insurance premiums were reduced to zero based upon its current risk classification and the new assessment schedule for SAIF insured institutions. These premiums are subject to change in future periods.

    Prior to the enactment of the legislation, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980s. Although the SAIF assessment schedule has been equalized with the BIF assessment schedule, effective October 1, 1996, SAIF-insured institutions will continue to be subject to a FICO assessment as a result of this continuing obligation. Although the legislation also now requires assessments to be made on BIF-assessable deposits for this purpose, effective January 1, 1997, that assessment will be limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as the Bank. Thereafter, however, assessments on BIF-member institutions will be made on the same basis as SAIF-member institutions. The rates established by the FDIC to implement this requirement for all FDIC-insured institutions is 6.48 basis points assessment on SAIF deposits and 1.3 basis points on BIF deposits until BIF insured institutions participate fully in the assessment. These rates may be revised in the future based upon changes in the BIF and SAIF assessment base.

    The FDIC has promulgated regulations implementing limitations on brokered deposits pursuant to the requirements of federal law. Under the regulations, well capitalized institutions are not subject to any brokered deposit limitations, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only (I) with a waiver from the FDIC and
(ii) subject to the limitation as to all such deposits that they do not pay an effective yield which exceeds by more than (a) 75 basis points the effective yield paid on deposits of comparable size and maturity in such institution's normal market area for deposits accepted in its normal market area or (b) 120% for retail deposits and 130% for wholesale deposits, respectively, the current yield on comparable maturity U.S. Treasury obligations for deposits accepted outside the institution's normal market area. Undercapitalized institutions are not permitted to accept brokered deposits, and may not solicit any deposits by offering any effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the institution's normal market area or in the market area in which such deposits are being solicited. At December 31, 1996, the Bank qualified as a well capitalized institution and, as a result, was not subject to restrictions on brokered deposits. See "--Sources of Funds-Deposits."

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

          A banking organization's qualifying total capital consists of two components: Tier 1 capital (leverage capital) and Tier 2 capital (supplementary capital). Tier 1 capital consists primarily of common stock, related surplus and retained earnings, qualifying noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries. Intangibles, such as goodwill, are generally deducted from Tier 1 capital; however, purchased mortgage servicing rights and purchase credit card relationships may be included, subject to certain limitations.
At least 50% of the banking organization's total regulatory capital must consist of Tier 1 capital.

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

    The following table sets forth the Bank's compliance with its regulatory capital requirements at December 31, 1996:


                                                                                           At December 31, 1996
                                                                             ------------------------------------------------
                                                                                   Required(1)                Actual
                                                                             -----------------------  -----------------------

                                                                               Amount      Percent      Amount      Percent
                                                                             ----------  -----------  ----------  -----------
                                                                                       (Dollars in Thousands)
    Leverage capital.......................................................  $  123,125        9.00%  $  137,514       10.05%
    Tier 1 risk-based capital..............................................      42,951        4.00      137,514       12.81
    Total risk-based capital...............................................     118,117       11.00      150,703       14.03



------------------------

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

    The imposition by the FDIC of any of these measures on the Bank may have a substantial adverse effect on the Company's operations and profitability.

    Limitations on Dividends and Other Capital Distributions. Under Texas law, a savings bank may declare and pay dividends out of current and retained income so long as the savings bank meets its capital requirements. The Bank is required to provide notice to the OTS at least 30 days' prior to the declaration of a dividend by the Bank to the Company. In a letter from the OTS dated July 8, 1996, the OTS acknowledged that notice has been given by the Bank to pay additional dividends, as needed, up to 60% of earnings from July 1, 1995 through June 30, 1996.

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

    Liquidity. All Texas savings banks, including the Bank, are required to maintain minimum levels of liquid assets as defined by the Texas Department. A Texas savings bank is required to maintain liquidity in an amount not less than 10% of an amount equal to its average daily deposits for the most recently completed calendar quarter in cash or readily marketable securities. At December 31, 1996, the Bank's liquidity ratio was 16.5%.

    Qualified Thrift Lender Test. All state-chartered savings banks with holding companies governed by the OTS, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (which consists of total assets less intangibles, properties used to conduct the Bank's business and liquid assets not exceeding 20% of total assets) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments. At December 31, 1996, the Bank met the test and has always met the test since its effective date except for the month ending December 31, 1995. In the event that the Bank should fail to qualify as a QTL, it would not be able to requalify for a period of five years. Upon such a failure, the Company would lose its status as a savings and loan holding company and would be required to register as a bank holding company and become subject to the activity restrictions applicable to such companies. See "--Holding Company Regulation."

    Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), all FDIC insured institutions have a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by such institution. An unsatisfactory rating may be used as the basis for the denial of an application by the FDIC. The Bank received a "satisfactory" rating on its last CRA examination. Subsequent to that examination, the Bank applied for and received approval from the FDIC, to be designated as a wholesale institution for purposes of evaluation under the revised CRA.

    The federal banking agencies, including the FDIC, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, certain financial institutions have been required to devote additional funds for investment and lending in its local community. At December 31,1996, no additional requirements have been imposed on the Bank. There can be no assurances that additional requirements will not be imposed on financial institutions, including the Bank, in the future.

    In addition, the Texas Act and regulations impose a requirement that a savings bank maintain investments equal to at least fifteen percent of its local area deposits in first and second lien residential mortgage loans or foreclosed residential mortgage loans originated from within the Bank's local service area; home improvement loans; interim residential construction loans; mortgage backed securities secured by loans from within the bank's local service area; and loans for community reinvestment purposes. The Bank's local service area is currently delineated to include Collin, Dallas, Denton, Ellis, Fort Bend, Harris, Johnson, Kaufman, Liberty, Montgomery, Parker, Rockwall, Tarrant and Waller Counties, Texas. At December 31, 1996, the Bank was in compliance with the requirements of the Texas Act.

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

    Holding Company Regulation. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is registered with and files reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings bank subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings bank. The Company is also subject to regulation by the Texas Department. See "--Texas Law and Supervision by the Texas Department."

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

    If the Bank fails the QTL test, the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "--Qualified Thrift Lender Test."

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

    Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1996, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the Texas Department. See "--Liquidity."

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

    As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas. At December 31, 1996, the Bank had $9.6 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. For six months ended December 31, 1996, dividends paid by the FHLB of Dallas to the Bank totaled $278,420, which constitutes an $144,362 increase over the amount of dividends received in the six months ended December 31, 1995.

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

Federal and State Taxation

    Federal Taxation.    Beal Financial Corporation filed with the Internal
Revenue Service on March 13, 1997, to elect Subchapter S status for federal income tax purposes effective January 1, 1997. This election covered all subsidiaries of Beal Financial, including the Bank, except for BAH and BRE-N, Inc. (an inactive subsidiary), which elected to remain Subchapter C Corporations for federal tax purposes. Concurrent with the change to Subchapter S status, Beal Financial and all subsidiaries changed their tax and fiscal year ends to December 31 from the previous June 30 year ends. Therefore, Beal Financial and subsidiaries will file a consolidated Subchapter C federal tax return for the six months ended December 31, 1996.

    In the future, Beal Financial and all subsidiaries electing Subchapter S status will not pay any federal taxes on net income. The only exception will involve possible Subchapter C tax liability on net built-in gains as of January 1, 1997, which may be recognized during the 10 year period ending December 31, 2006. Recognition of built-in gains/losses are subject to certain limitations. Beal Financial has not yet determined the amount of net built-in gains, as of January 1, 1997 or the estimated amount of Subchapter C taxes to be paid in future periods. BAH and BRE-N will continue to pay federal income taxes as C-Corporations.

    Except as discussed above, the future tax liability for the taxable earnings of Beal Financial and subsidiaries will be the responsibility of the shareholders of Beal Financial. It is anticipated that future dividends to shareholders will be made to meet their tax liability related to the earnings of Beal Financial.

    The Company and its subsidiaries filed consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting. Savings associations, such as the Bank, that file federal income tax returns as part of a consolidated group are required by applicable U.S. Department of the Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings association members of the consolidated group that are functionally related to the activities of the savings association member.

    The percentage of specially computed taxable income that was used to compute a savings association's bad debt reserve deduction under the percentage of taxable income method (the "percentage bad debt deduction") was 8%. The percentage bad debt deduction thus computed was reduced by the amount permitted as a deduction for non-qualifying loans under the experience method. The availability of the percentage of taxable income method permitted qualifying savings associations to be taxed at a lower effective federal income tax rate than that applicable to corporations generally (approximately 32.2% assuming the maximum percentage bad debt deduction).

    In August 1996, legislation was enacted that repealed the reserve method of accounting (including the percentage of taxable income method) used by many thrifts, including the Bank, to calculate their bad debt reserve for federal income tax purposes. As a result, large thrifts such as the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the specific charge-off method for post-1987 tax years. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. As a Subchapter-S Corporation, recapture will be treated as a built-in gain in the year recognized. To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 1996, the Bank's Excess for tax purposes totaled approximately $11.9 million. The management of the Company does not believe that the legislation will have a material impact on the Company or the Bank.

    The Bank and its consolidated subsidiaries have been audited by the IRS with respect to consolidated federal income tax returns through June 30, 1995. With respect to years examined by the IRS, all deficiencies have been satisfied. In the opinion of management, any examination (including returns of subsidiaries and predecessors of, or entities merged into, the Company or
Bank) would not result in a deficiency which could have a material adverse effect on the financial condition of the Company, the Bank and their consolidated subsidiaries.

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


ITEM 2.      PROPERTIES

    The Company conducts its business at its headquarters and branch offices. The following table sets forth information relating to each of the Company's properties as of December 31, 1996.


                                                                             Owned       Total
                                                                 Year         or       Approximate
      Location                                                 Acquired     Leased    Square Footage  Book Value
-------------------                                            --------     ------    --------------  -------------
                                                                                                      (In Thousands)
Corporate Headquarters:
Beal Bank Center I                                             1992          Owned         167,138       $4,909
15770 North Dallas
Parkway
Dallas, Texas


Branch Office:
5100 Westheimer                                                1995         Leased           5,064           --
Houston, Texas



Branch Office:
874 Green Bay Road                                             1996         Leased           2,500           --
Winnetka, Illinois 60093


    The Company acquired Beal Bank Center I in 1992 and currently occupies 42,405 square feet in the building. At December 31, 1996, the building was 82% occupied. At December 31, 1996, the Company's total investment in the property was $6.1 million with a net book value of $4.9 million.

    The total net book value of the Bank's premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at December 31, 1996 was $6.8 million.

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



ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



    No matters were submitted to a vote of security holders of the Company during the six months ended December 31, 1996.

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
             RELATED STOCKHOLDER MATTERS

    There is no public market in the Company's common stock. The common stock is held of record by two stockholders. See "Security Ownership of Certain Beneficial Owners and Management--Common Stock."

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

                                                                      At June 30,
                                              -----------------------------------------------------------  At December 31
                                                1992        1993        1994        1995         1996           1996
                                              ---------  ----------  ----------  ----------  ------------  --------------
                                                             (Dollars In Thousands)
Selected Financial Condition Data:
Total assets................................  $  64,556  $  118,849  $  246,308  $  632,866  $  1,269,279   $  1,394,906
Loans receivable, net.......................     57,768     100,810     219,914     493,168       897,414      1,054,204
Mortgage-backed securities..................         --          --       1,999      40,714       194,699        123,939
Deposits....................................     53,161      92,826     186,048     458,165       891,304      1,043,433
Total borrowings............................        830       8,203      27,932     115,898       263,519        217,842
Stockholders' equity........................      7,755      16,211      27,023      52,400        93,172        116,797






                                                                     Year Ended June 30,
                                                    ------------------------------------------------------  At December 31,
                                                      1992       1993       1994       1995        1996          1996
                                                    ---------  ---------  ---------  ---------  ----------  ---------------
                                                                    (Dollars In Thousands)
Selected Operations Data:
Total interest income.............................  $   9,242  $  21,706  $  34,580  $  63,795  $  140,948     $  88,052
Total interest expense............................      2,353      3,639      6,559     20,981      56,818        33,941
Net interest income...............................      6,889     18,067     28,021     42,814      84,130        54,111
Provision for loan losses.........................        407        784      2,888      4,045       9,044         3,314
Net interest income after provision for
loan losses.......................................      6,482     17,283     25,133     38,769      75,086        50,797
Gain on sales of interest-earning assets..........      2,303        994        451      9,408       8,413         1,701
Gain on sales of real estate......................        118         --        912      4,412       7,068         6,434
Other non-interest income.........................        124        406        173        109       1,202         1,925
Total non-interest income.........................      2,545      1,400      1,536     13,929      16,683        10,060
Total non-interest expense........................      2,437      5,113      9,085     12,145      22,456        26,651
Income before income taxes........................      6,590     13,570     17,584     40,553      69,313        34,206
Income taxes......................................      2,458      5,115      6,772     15,176      25,153        12,152
Net income........................................  $   4,132  $   8,455  $  10,812  $  25,377  $   44,160     $  22,054

                                                                                                                       Six Months
                                                                                                                         Ended
                                                                                 Year Ended June 30,                   December 31,
                                                                ----------------------------------------------------  -------------
                                                                   1992       1993       1994       1995       1996      1996
                                                                ---------  ---------  ---------  ---------  --------  -------------
Selected Financial Ratios and Other Data:
Performance Ratios:
  Return on assets (ratio of net income to average total
  assets).....................................................       8.68%      9.15%      6.06%      5.76%      4.46%     3.52%
  Return on equity (ratio of net income to average equity)....      76.31      71.77      51.23      64.76      64.51     39.29
  Interest rate spread information, average during period.....      14.58      20.61      16.92      10.50       9.43      9.38
  Net interest margin(1)......................................      15.16      21.03      17.15      10.65       9.32      9.55
  Ratio of operating expense to average total assets..........       5.12       5.53       5.09       2.74       2.27      4.25
  Ratio of average interest-earning assets to average
     interest-bearing liabilities.............................     111.19     109.90     105.62     102.89      98.30    101.65


Quality Ratios:
  Net non-performing assets to total assets, at end of period.       3.58       6.36       7.95       7.07      11.84     17.77
  Allowance for loan losses to net non-performing loans.......      30.19      27.80      21.14      17.06       9.65      6.49
  Allowance for loan losses to loans receivable, net..........        .97       1.24       1.62       1.24       1.32      1.25
  Net charge-offs to average loans, net.......................        .12        .11        .40        .41        .39       .41


Equity Ratios:
  Equity to total assets, at end of period....................      12.01      13.64      10.97       8.28       7.34      8.37
  Average equity to average assets............................      11.37      12.74      11.83       8.84       6.91      8.96


Ratio of Earnings to Fixed Charges:
  Excluding interest on deposits..............................     95.4:1     64.1:1     23.9:1      6.6:1      7.4:1      7.0:1
  Including interest on deposits..............................      2.8:1      4.5:1      3.5:1      2.3:1      1.4:1      1.2:1


Other Data:
  Number of full-service offices..............................          1          1          1          2          3          3


------------------------
(1) Net interest income divided by average interest-earning assets.

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

    Management monitors the Bank's interest rate risk as one component of its business risk. The Bank has an Investment Committee consisting of the Chairman of the Board, the President, the Executive Vice President and two outside Directors. The Bank's Senior Vice President/Controller and Senior Vice President/Compliance also attend all Investment Committee meetings. This committee meets at least quarterly to review the Bank's interest rate risk position and profitability and to make recommendations for adjustments to the Bank's Board of Directors. This committee also reviews the Bank's portfolio, formulates investment strategies and oversees the timing and implementation of transactions to assure attainment of the Board's objectives in the most effective manner. In addition, the Committee reviews on a quarterly basis the Bank's asset/liability position, including the sensitivity of the market value of portfolio equity based on various interest rate scenarios.

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

    As indicated in the table below, at December 31, 1996, the Bank's interest-bearing liabilities repricing in one year or less exceeded interest-earning assets maturing during the same period by $537.9 million, resulting in a one-year negative gap equal to 47.9% of its interest-earning assets at that date. Despite the Bank's negative gap position, management believes that the Bank's interest rate risk is acceptable given its high yield on earning assets. This high yield is a direct result of (i) purchasing performing loans at a discount, (ii) prepayments of loans in full that have been purchased at a discount and (iii) successfully resolving non-performing loans so that they are performing and thus begin to amortize the discount as the loans are paid down.

    The following table sets forth the interest rate sensitivity of the Bank's net assets and liabilities at December 31, 1996 on the basis of the following assumptions. It is assumed that adjustable-rate assets and liabilities would reprice at their earliest repricing date and fixed-rate assets and liabilities would reprice on their contractual maturity date. In addition, fixed-rate loans with original terms of five years or less and a balloon payment are treated as adjustable-rate loans and assumed to reprice in the period the balloon payment is due. It is further assumed that adjustable rate loans prepay at a rate of 20% per year and fixed rate loans are assumed to prepay at the rate of 10% per year. Money market deposit accounts ("MMDA's") and savings deposits are assumed to reprice in accordance with FIDICIA Section 305 guidelines, as follows: Fifteen percent of MMDA's are assumed to reprice in 0-3 months, 45% in 3-12 months and 40% in 1-3 years; savings deposits are assumed to reprice at 5% in 0-3 months, 15% in 3-12 months, 40% in 1-3 years and 40% in 3-5 years. All prepayment assumptions are based on the Bank's historical experience while liability repricing assumptions are based on industry averages used for the purpose of assessing interest rate sensitivity, which the Company believes does not differ materially from its historical experience. Balances in all instruments are kept stable with the assumption that runoff is reinvested in the same instrument. Nonaccrual loans are not reflected below.

                                                             MATURING OR REPRICING
                                  ---------------------------------------------------------------------------
                                                OVER 1       OVER 2       OVER 3       OVER 5
                                    1 YEAR      YEAR TO     YEARS TO     YEARS TO     YEARS TO      OVER 10
                                   OR LESS     TWO YEARS   THREE YEARS    5 YEAR      10 YEARS       YEARS       TOTAL
                                  ----------  -----------  -----------  -----------  -----------  -----------  ----------
                                                                  (DOLLARS IN THOUSANDS)
Fixed rate one- to four-family,
  commercial real estate and
  construction loans............  $   28,589  $    16,438   $  33,938   $    68,446  $   127,384  $   242,117  $  516,912
Adjustable rate one- to four-
  family, commercial real estate
  and construction loans........     245,990       38,025      17,988        25,997          639      --          328,639
Commercial business loans.......       3,601          482       2,908         1,229        2,623        2,120      12,963
Consumer loans..................      17,832        2,550       3,365         3,630       10,604       27,661      65,642
Interest-earning deposits.......      65,491      --           --           --           --           --           65,491
FHLB Stock......................       9,618      --           --           --           --           --            9,618
Securities available for sale
  and other investments.........     123,939      --           --           --           --           --          123,939
                                  ----------  -----------  -----------  -----------  -----------  -----------  ----------
Total interest-earning assets...     495,060       57,495      58,199        99,302      141,250      271,898   1,123,204
                                  ----------  -----------  -----------  -----------  -----------  -----------  ----------
Money market accounts...........     113,080       37,694      37,694       --           --           --          188,468
Commercial demand...............       2,871      --           --           --           --           --            2,871
Savings deposits................         131          131         131           130          130      --              653
Certificate accounts............     764,304       38,595      11,985        36,550            9      --          851,443
Subordinated debt, net..........      --          --           --            57,094      --           --           57,094
FHLB advances...................     146,000      --           --           --           --           --          146,000
Other borrowings................       6,624      --           --               935        6,749          440      14,748
                                  ----------  -----------  -----------  -----------  -----------  -----------  ----------
Total interest-bearing
  liabilities...................   1,033,010       76,420      49,810        94,709        6,888          440   1,261,277
                                  ----------  -----------  -----------  -----------  -----------  -----------  ----------
Interest-earning assets less
  interest-bearing liabilities..  $ (537,950) $   (18,925)  $   8,389   $     4,593  $   134,362  $   271,458  $ (138,073)
                                  ----------  -----------  -----------  -----------  -----------  -----------  ----------
                                  ----------  -----------  -----------  -----------  -----------  -----------  ----------
Cumulative interest-rate
  sensitivity gap...............  $ (537,950) $  (556,875)  $(548,486)  $  (543,893) $  (409,531) $  (138,073) $ (138,073)
                                  ----------  -----------  -----------  -----------  -----------  -----------  ----------
                                  ----------  -----------  -----------  -----------  -----------  -----------  ----------
Cumulative interest-rate gap as
  a percentage of total assets
  at December 31, 1996..........     (38.57)%     (39.92)%     (39.32)%     (38.99)%     (29.36)%      (9.90)%     (9.90)%
                                  ----------  -----------  -----------  -----------  -----------  -----------  ----------
                                  ----------  -----------  -----------  -----------  -----------  -----------  ----------
Cumulative interest-rate gap as
  a percentage of
  interest-earning assets at
  December 31, 1996.............     (47.89)%     (49.58)%     (48.83)%     (48.42)%     (36.46)%     (12.29)%    (12.29)%
                                  ----------  -----------  -----------  -----------  -----------  -----------  ----------
                                  ----------  -----------  -----------  -----------  -----------  -----------  ----------
Cumulative interest-rate gap as
  a percentage of
  interest-bearing liabilities
  at December 31, 1996..........     (42.65)%     (44.15)%     (43.49)%     (43.12)%     (32.47)%     (10.95)%    (10.95)%
                                  ----------  -----------  -----------  -----------  -----------  -----------  ----------
                                  ----------  -----------  -----------  -----------  -----------  -----------  ----------

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

    The table below sets forth, as of December 31, 1996, the estimated changes in (i) the Bank's market value of portfolio equity ("MVPE") (i.e., the present value of expected cash flows from assets, liabilities and off-balance sheet contracts) and (ii) the Bank's net interest income on December 31, 1996, presented on an annualized basis which would result from the designated instantaneous changes in the U.S. Treasury yield curve. Yields used in the table to compute Net Interest Income and MVPE reflect actual effective yields for the quarter ended December 31, 1996, annualized.


                          PERCENTAGE CHANGE IN:
                --------------------------------------------



                  NET INTEREST IN              MVPE                      CHANGE    CHANGE                DOLLAR       PERCENT
   CHANGE IN     --------------------  ---------------------     NET     IN NET    IN NET                CHANGE        CHANGE
INTEREST RATES    BOARD     PROJECTED    BOARD     PROJECTED  INTEREST  INTEREST   INTEREST                IN           IN
(BASIS POINTS)  LIMIT %(1)   CHANGE %  LIMIT %(1)  CHANGE %    INCOME    INCOME    INCOME %    MVPE       MVPE         MVPE
--------------  ----------  ---------  ----------  ---------  --------  ---------  --------- --------  ----------   -----------
                                   (DOLLARS IN THOUSANDS)

    +400           -75%   (15.2)%     -75%       (62.0)%    $69,605  $(12,487)   (15.2)%   $ 52,856  $ (86,304)     (62.0)%
    +300           -50    (11.3)      -50        (47.7)      72,775    (9,317)   (11.3)      72,736    (66,424)     (47.7)
    +200           -35     (7.4)      -35        (30.3)      76,016    (6,076)    (7.4)      96,958    (42,201)     (30.3)
    +100           -25     (3.6)      -25        (13.9)      79,160    (2,932)    (3.6)     119,838    (19,322)     (13.9)
       0
    -100           -25      3.1       -25          9.6       84,678     2,585      3.1      152,521     13,361        9.6
    -200           -35      6.0       -35         15.1       87,028     4,935      6.0      160,213     21,053       15.1
    -300           -50      8.0       -50         15.8       88,690     6,598      8.0      161,204     22,043       15.8
    -400           -75      8.5       -75         14.8       89,031     6,938      8.5      159,780     20,620       14.8


------------------------
(1) Reflects the limits established by the Board of Directors.

    As indicated in the table above, management has structured its assets and liabilities to increase net interest margin rather than minimize its exposure to interest rate risk. As a result, the changes in the Bank's MVPE reflected above exceed industry averages. In the event of a 400 basis point change in interest rates, the Bank would experience a 14.8% increase in MVPE and a $6.9 million increase in net interest income in a declining rate environment and a 62.0% decrease in MVPE and a $12.5 million decrease in net interest income in a rising rate environment. The Bank's asset and liability structure results in a decrease in MVPE in a rising interest rate environment and an increase in MVPE in a declining interest rate scenario. During periods of rising rates, the value of monetary assets and monetary liabilities decline. Conversely, during periods of falling rates, the value of monetary assets and liabilities increase. However, the amount of change in value of specific assets and liabilities due to changes in rates is not the same in a rising rate environment as in a falling rate environment (i.e., the amount of value increase under a specific rate decline may not equal the amount of value decrease under an identical upward rate movement). The decrease in MVPE in a rising interest rate environment is the result of management's use of relatively short-term liabilities to fund its purchases of loans with substantially longer terms to maturities. While this results in a decrease in MVPE during a rising rate environment and an increase in MVPE in a falling rate environment, management believes that the level of the Bank's net interest spread enables the Bank to incur this additional interest rate risk.

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

FINANCIAL CONDITION

    The Company had total assets of $1.4 billion at December 31, 1996 representing an increase of $125.6 million or 9.9%, from $1.3 billion at June 30, 1996. The increase resulted primarily from an increase in net loans receivable of $156.8 million, an increase in cash and cash equivalents of $10.6 million and an increase in real estate held for investment or sale of $18.4 million; partially offset by a decrease in securities available for sale of $70.8 million. The increase in net loans receivable was due primarily to the Company being the successful bidder on loan pools sold by various U.S. governmental agencies and to a lesser extent, to loan origination activity. The increase in cash and cash equivalents was the result of normal operations, including proceeds received from the sale of certain mortgage-backed securities from the securities available for sale portfolio. The increase in real estate held for investment or sale was primarily the result of additional real estate direct investments by the Bank's subsidiaries.

    Total assets increased $636.4 million or 100.6%, from $632.9 million at June 30, 1995 to $1.3 billion at June 30, 1996. The increase resulted primarily from an increase in net loans receivable of $405.1 million and an increase in securities available for sale of $154.0 million. The increase in net loans receivable was due primarily to the Company being the successful bidder on loan pools sold by various U.S. governmental agencies. The increase in securities available for sale resulted from the purchase of mortgage backed securities, purchased primarily for liquidity and to maintain regulatory compliance with the QTL requirements. In addition, real estate held for investment or sale increased $36.4 million or 88.4%, from $41.2 million at June 30, 1995 to $77.6 million at June 30, 1996. The increase was primarily due to the increased investment in residential developments.

    Total liabilities increased $102.0 million, or 8.7% from $1.2 billion at June 30, 1996 to $1.3 billion at December 31, 1996, primarily due to an increase in deposits of $152.1 million, or 17.1%, partially offset by a decline in FHLB advances of $39.0 million, a decline in other borrowings of $6.7 million and a decline of $4.5 million in other liabilities. The $152.1 million increase in deposits was made up of a $194.6 million increase in retail deposits from the Bank's three branches, offset by a $42.5 million decrease in brokered deposits. Advances from the FHLB of Dallas were repaid with the increased deposits and proceeds from the sale of mortgage backed securities.

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

    Stockholders' equity increased $23.6 million, or 25.4%, from $93.2 million at June 30, 1996 to $116.8 million at December 31, 1996.
Stockholders' equity increased $40.8 million, or 77.8%, from $52.4 million at June 30, 1995 to $93.2 million at June 30, 1996. These increases were due to earnings.

RESULTS OF OPERATIONS

    GENERAL. The level of net income experienced by the Company in the years ended June 30, 1996, 1995 and 1994, and the six months ended December 31, 1996 resulted primarily from (i) the significant increase in the average balance of interest-earning assets and (ii) non-recurring gains on the sales of loans and foreclosed assets. Gains on the sales of loans and real estate generally are dependent on various factors which are not necessarily within the control of the Company, including market and economic conditions. As a result, there can be no assurance that the gains on sales of loans and real estate reported by the Company in prior periods will be reported in future periods or that there will not be substantial periodic variation in the results from such activities.

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

                                                                      YEAR ENDED JUNE 30,
                                          --------------------------------------------------------------------
                                                          1994                               1995
                                          ---------------------------------   --------------------------------
                                             AVERAGE     INTEREST               AVERAGE     INTEREST
                                           OUTSTANDING    EARNED/    YIELD/   OUTSTANDING    EARNED/    YIELD/
                                             BALANCE       PAID       RATE      BALANCE       PAID       RATE
                                           -----------   ---------   ------   -----------   ---------   ------
                                                                    (DOLLARS IN THOUSANDS)
Interest-Earning Assets:
  Loans receivable(1)....................  $147,609     $33,889   22.96%   $359,317     $61,185    17.03%
  Mortgage-backed securities.............     3,828         254    6.64      18,694       1,328     7.10
  Interest-earning deposits..............    10,425         370    3.55      15,993         896     5.60
  FHLB stock.............................     1,522          67    4.40       6,381         386     6.05
                                          -----------  ---------          -----------  ---------
    Total interest-earning assets(1).....  $163,384      34,580   21.16    $400,385      63,795    15.93
                                          -----------  ---------          -----------  ---------
                                          -----------  ---------          -----------  ---------
Interest-Bearing Liabilities:
  Savings deposits.......................     9,636         247    2.56      29,276       1,435     4.90
  Certificate accounts...................   118,885       5,354    4.50     233,875      12,282     5.25
  Senior notes, net......................    --           --       --        --           --        --
  Borrowings.............................    26,173         958    3.66     125,987       7,264     5.77
                                          -----------  ---------          -----------  ---------
    Total interest-bearing liabilities...  $154,694       6,559    4.24    $389,138      20,981     5.39
                                          -----------  ---------          -----------  ---------
                                          -----------  ---------          -----------  ---------
Net interest income.....................                $28,021                         $42,814
Net interest rate spread................                          16.92%                           10.54%
Net earning assets......................   $  8,690                        $ 11,247
                                          -----------  ---------          -----------  ---------
                                          -----------  ---------          -----------  ---------
Net yield on average
  interest-earning assets...............                          17.15%                           10.69%
Average interest-earning assets to
  average interest-bearing liabilities...               105.62%                         102.89%

                                                                  1996
                                                    --------------------------------
                                                      AVERAGE     INTEREST
                                                    OUTSTANDING    EARNED/    YIELD/
                                                      BALANCE       PAID       RATE
                                                    -----------   ---------   ------

Interest-Earning Assets:
  Loans receivable(1).............................   $760,906     $ 131,544   17.29%
  Mortgage-backed securities......................     99,495         6,916    6.95
  Interest-earning deposits.......................     36,890         2,183    5.92
  FHLB stock......................................      4,984           305    6.12
                                                    -----------   ---------
    Total interest-earning assets(1)..............   $902,275       140,948   15.62
                                                    -----------   ---------
                                                    -----------   ---------
Interest-Bearing Liabilities:
  Savings deposits................................    127,126         6,099    4.80
  Certificate accounts............................    669,269        39,816    5.95
  Senior notes, net...............................     50,093         6,904   13.78
  Borrowings......................................     71,360         3,999    5.60
                                                    -----------   ---------
    Total interest-bearing liabilities............   $917,848        56,818    6.19
                                                    -----------   ---------
                                                    -----------   ---------
Net interest income...............................                $  84,130
Net interest rate spread..........................                             9.43%
Net earning assets................................   $(15,573)
                                                    -----------   ---------
                                                    -----------   ---------
Net yield on average interest-earning assets......                             9.32%
Average interest-earning assets to average
  interest-bearing liabilities....................                    98.30%

                                                            SIX MONTHS ENDED                    SIX MONTHS ENDED
                                                            DECEMBER 31, 1995                   DECEMBER 31, 1996
                                                    --------------------------------   --------------------------------
                                                      AVERAGE     INTEREST               AVERAGE     INTEREST
                                                    OUTSTANDING    EARNED/    YIELD/   OUTSTANDING    EARNED/    YIELD/
                                                      BALANCE       PAID       RATE      BALANCE       PAID       RATE
                                                    -----------   ---------   ------   -----------   ---------   ------
Interest-Earning Assets:
  Loans receivable(1).............................   $639,065      $49,046    15.35%   $  963,649     $82,177    17.06%
  Mortgage-backed securities......................     39,825        1,330     6.68       132,376       4,848     7.32
  Interest-earning deposits.......................     36,271        1,151     6.35        28,187         749     5.31
  FHLB stock......................................      4,737          134     5.66         9,411         278     5.91
                                                    -----------   ---------            -----------   ---------
    Total interest-earning assets(1)..............   $719,898       51,661    14.36    $1,133,623      88,052    15.53
                                                    -----------   ---------            -----------   ---------
                                                    -----------   ---------            -----------   ---------
Interest-Bearing Liabilities:
  Savings deposits................................     88,454        2,369     5.36       170,204       4,381     5.15
  Certificate accounts............................    543,050       15,876     5.85       822,881      23,840     5.79
  Senior notes, net...............................     42,749        2,948    13.79        57,062       3,962    13.89
  Borrowings......................................     59,232        1,859     6.28        53,263       1,758     6.60
                                                    -----------   ---------            -----------   ---------
    Total interest-bearing liabilities............   $733,485       23,052     6.30    $1,103,410      33,941     6.15
                                                    -----------   ---------            -----------   ---------
                                                    -----------   ---------            -----------   ---------
Net interest income...............................                 $28,609                            $54,111
Net interest rate spread..........................                             8.06%                              9.38%
Net earning assets................................   $(13,587)                         $   30,213
                                                    -----------   ---------            -----------   ---------
                                                    -----------   ---------            -----------   ---------
Net yield on average interest-earning assets......                             7.96%                              9.55%
Average interest-earning assets to average
  interest-bearing liabilities....................                   98.15%                            102.74%

------------------------
(1) Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves.

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

                                                                  YEAR ENDED JUNE 30,
                                          ---------------------------------------------------------------------
                                                    1994 VS. 1995                     1995 VS. 1996
                                          ---------------------------------  ----------------------------------
                                               INCREASE                           INCREASE
                                              (DECREASE)                         (DECREASE)
                                                DUE TO            TOTAL            DUE TO            TOTAL
                                          --------------------   INCREASE    --------------------   INCREASE
                                           VOLUME      RATE     (DECREASE)    VOLUME      RATE     (DECREASE)
                                          ---------  ---------  -----------  ---------  ---------  -----------
                                                                                  (DOLLARS IN THOUSANDS)
Interest-Earning Assets:
  Loans receivable......................  $  24,485  $  (2,803)  $  21,682   $  50,403  $     357   $  50,760
  Loans receivable--discount............     11,564     (5,950)      5,614      19,009        590      19,599
                                          ---------  ---------  -----------  ---------  ---------  -----------
  Loans receivable--total...............     36,049     (8,753)     27,296      69,412        947      70,359
  Mortgage-backed securities............      1,056         18       1,074       5,616        (28)      5,588
  Interest-earning deposits.............        425        101         526       1,234         53       1,287
  Other.................................        293         26         319         (86)         5         (81)
                                          ---------  ---------  -----------  ---------  ---------  -----------
    Total interest-earning assets.......  $  37,823  $  (8,608)     29,215   $  76,176  $     977      77,153
                                          ---------  ---------  -----------  ---------  ---------  -----------
                                          ---------  ---------  -----------  ---------  ---------  -----------
Interest-Bearing Liabilities:
  Savings deposits......................  $     963  $     225   $   1,188   $   4,694  $     (30)  $   4,664
  Certificate accounts..................      6,036        892       6,928      25,700      1,834      27,534
  Senior notes, net.....................     --         --          --           6,904     --           6,904
  Borrowings............................      5,754        552       6,306      (3,067)      (198)     (3,265)
                                          ---------  ---------  -----------  ---------  ---------  -----------
    Total interest-bearing liabilities..  $  12,753  $   1,669      14,422   $  34,231  $   1,606      35,837
                                          ---------  ---------  -----------  ---------  ---------  -----------
                                          ---------  ---------               ---------  ---------
  Change in net interest income.........                         $  14,793                          $  41,316
                                          ---------  ---------  -----------  ---------  ---------  -----------
                                          ---------  ---------  -----------  ---------  ---------  -----------

                                                                                        SIX MONTHS ENDED
                                                                                          DECEMBER 31,
                                                                               ---------------------------------
                                                                                         1995 VS. 1996
                                                                               ---------------------------------
                                                                                      INCREASE
                                                                                     (DECREASE)
                                                                                       DUE TO           TOTAL
                                                                               --------------------   INCREASE
                                                                                VOLUME      RATE     (DECREASE)
                                                                               ---------  ---------  -----------
Interest-Earning Assets:
  Loans receivable..........................................................   $  16,729  $   2,383   $  19,112
  Loans receivable--discount................................................      10,453      3,566      14,019
                                                                               ---------  ---------  -----------
  Loans receivable--total...................................................      27,182      5,949      33,131
  Mortgage-backed securities................................................       3,378        140       3,518
  Interest-earning deposits.................................................        (232)      (170)       (402)
  Other.....................................................................         138          6         144
                                                                               ---------  ---------  -----------
    Total interest-earning assets...........................................   $  30,466  $   5,925      36,391
                                                                               ---------  ---------  -----------
                                                                               ---------  ---------  -----------
Interest-Bearing Liabilities:
  Savings deposits..........................................................   $   2,100  $     (88)  $   2,012
  Certificate accounts......................................................       8,106       (142)      7,964
  Senior notes, net.........................................................         994         20       1,014
  Borrowings................................................................         106       (207)       (101)
                                                                               ---------  ---------  -----------
    Total interest-bearing liabilities......................................   $  11,306  $    (417)     10,889
                                                                               ---------  ---------  -----------
                                                                               ---------  ---------
Change in net interest income...............................................                          $  25,502
                                                                               ---------  ---------  -----------
                                                                               ---------  ---------  -----------

    Comparison of Operating Results for the Six Months Ended December 31, 1996 and 1995

    Net Income. For the six months ended December 31, 1996, net income of $22.1 million represented an increase of $9.7 million, or 78.1% from $12.4 million for the six months ended December 31, 1995. As discussed in more detail below, the increase in net income was primarily due to a $28.1 million increase in net interest income after provision for loan losses coupled with a $2.4 million increase in non-interest income, partially offset by an increase in non-interest expense of $16.1 million and an increase in income taxes of $5.1 million.

    Net Interest Income. Net interest income increased $25.5 million, or 89.1%, from $28.6 million at December 31, 1995, to $54.1 million at December 31, 1996, due to an increase in average interest-earning assets. The average balance of interest-earning assets increased $413.7 million during this period primarily due to increases in the average balance of both loans receivable and mortgage-backed securities. In addition, net interest rate spread increased from 8.1% for the six months ended December 31, 1995, to 9.4% for the six months ended December 31, 1996 primarily due to an increase in the yield on interest earning assets from 14.4% to 15.5% for the six month period ending December 31, 1995 and 1996, respectively.

    Interest Income. Interest income increased by $36.4 million, or 70.4%, from $51.7 million at December 31, 1995 to $88.1 million at December 31, 1996. The increase in interest income was primarily due to a $16.8 million increase due to an increase in the amount of loans receivable and, to a $14.0 million increase in the discount accretion. In addition, the yield on interest earning assets increased by 1.17% for the six months ended December 31, 1996 compared to the same prior year period. This increased yield was primarily due to an increase in the yield on loans, net, from 15.4% for the six months ended December 31, 1995 to 17.1% for the six months ended December 31, 1996.

    Interest Expense. Interest expense increased $10.9 million, or 47.2%, from $23.0 million at December 31, 1995 to $33.9 million at December 31, 1996 due primarily to an increase in the average balance of interest-bearing liabilities of $369.9 million primarily due to an increase in the average balance of deposits of $361.6 million. The increase in the average balance of interest-bearing liabilities more than offset the 15 basis point decrease in the average cost of interest-bearing liabilities from 6.30% for the six month period ending December 31, 1995 to 6.15% for the six month period ending December 31, 1996.

    Provision For Loan Losses. The provision for loan losses is determined by management as an amount sufficient to maintain the allowance for loan losses at a level considered adequate to absorb future losses inherent in the loan portfolio in accordance with generally accepted accounting principles. The provision for loan losses decreased $2.6 million, or 44.2% for the six months ended December 31, 1996 as compared to $5.9 million for the same period last year. The majority of this decrease was the result of a decline in the amount of loans purchased during the six months ended December 31, 1996, as compared to the same period last year.

    The Company establishes an allowance for loan losses based upon a systematic analysis of risk factors in the loan portfolio. This analysis includes an evaluation of the Company's loan portfolio, past loan loss experience, current economic conditions, loan volume and growth, composition of the loan portfolio and other relevant factors. Management's analysis results in the establishment of allowance amounts by loan type based on allocations by asset classification and specific allocations based on asset reviews. The allowance for loan losses as a percentage of net non-performing loans was 6.5% at December 31, 1996 as compared to 5.2% at December 31, 1995. The primary reason for the increase in this ratio was due to an increase of $2.8 million in the allowance for loan losses from $10.4 million at December 31, 1995 to $13.2 million at December 31, 1996.

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

    Non-Interest Income. Total non-interest income increased $2.8 million, or 38.8% to $10.1 million at December 31, 1996 from $7.3 million at December 31, 1995. This increase was primarily due to an increase in the income attributable to gain on real estate transactions of $3.7 million, partially offset by a decrease in the income attributable to the sale of loans of $2.3 million.

    Non-Interest Expense. Non-interest expense increased $16.2 million, or 153.4%, from $10.5 million at December 31, 1995 to $26.7 million for the same period in fiscal 1996, primarily due to an increase in salaries and employee benefits of $11.3 million, an increase in SAIF deposit insurance of $2.2 million related to the recapitalization of the SAIF, and an increase in other operating expenses of $2.0 million. The increase of $11.3 million in salaries and employee benefits was primarily due to a $10.5 million bonus paid to the Bank's Chairman, Andrew Beal in December 1996 for past services.

    The increases in other operating expenses, consisting principally of increases in legal expenses and loan servicing expenses, offset by a decrease in loan acquisition and origination expenses. The increases were primarily due to the Company's increased asset size, while the decrease was primarily due to the Company's decreased purchasing activities.

    Income Taxes. Income taxes increased $5.1 million from $7.0 million for the six months ended December 31, 1996 to $12.1 million for the six months ended December 31, 1996 due to an increase in taxable income for the 1996 period. The effective tax rate for federal income taxes was 34.8% for the 1995 period as compared to 33.1% for the 1996 period. The rate decrease was due primarily to the utilization of tax credits generated by BAH. The Company was subject to the highest federal corporate tax rate of 35% at December 31, 1996.

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

    Non-Interest Income. Total non-interest income increased $2.8 million, or 19.8% to $16.7 million for fiscal 1996 from $13.9 million for fiscal 1995. This increase was primarily due to an increase in gain on real estate transactions of $3.6 million and an increase of $1.1 million in other real estate operations, net, partially offset by a $1.0 million decrease in gains on certain assets. Other real estate operations income, net, increased primarily due to an increase of $822,000 in real estate investment income. During fiscal 1996, the Company increased its earnings on real estate investments primarily due to the operations of two office buildings and three low income multi-family housing developments. The increase of $3.6 million in gains on real estate transactions was primarily due to an increase in foreclosures.

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

    Income Taxes. Income taxes increased from $ 6.8 million to $15.2 million primarily due to an increase in taxable income in fiscal 1995 as compared to fiscal 1994. The effective tax rate for federal income taxes was 35.0% for fiscal 1995 as compared to 34.0% in fiscal 1994.

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

    The primary investing activity of the Company is the purchase of discounted loans from the HUD and FDIC through the sealed bid process or auctions and other private sector sellers. During the years ended June 30, 1996, 1995, and 1994, the Company purchased $524.7 million, $346.2 million and $124.7 million, respectively, of net loans. During the six months ending December 31, 1996, the Company purchased $273.9 million of net loans. Loan originations for the years ended June 30, 1996, 1995, and 1994 were $138.4 million, $76.4 million and $67.3 million, respectively. Loan originations for the six months ending December 31, 1996 were $69.4 million.

    The Company's primary financing activity is the attraction of deposits. During the fiscal years ended June 30, 1996, 1995 and 1994, the Company experienced a net increase in deposits of $433.2 million, $272.1 million and $93.2 million, respectively. During the six months ending December 31, 1996, the Company experienced a net increase in deposits of $152.1 million. The Company also utilizes FHLB advances to fund the Bank's discounted loan purchases. During the six months ending December 31, 1996 and the years ended June 30, 1996, 1995 and 1994, the Company's net financing activity (proceeds less repayments) with the FHLB totaled $(39.0) million, $74.0 million, $86.0 million and $17.5 million, respectively. The Company had other borrowings of $21.8 million at December 31, 1996, including $57.1 million of Senior Notes.

    The Company has the ability to borrow additional funds from the FHLB of Dallas by pledging additional assets as collateral, subject to certain restrictions. At December 31, 1996, the Company had an undrawn advance arrangement with the FHLB for $1.9 million.

     The Bank is required to maintain minimum levels of liquid assets as defined by the Texas Department. A Texas savings bank is required to maintain liquidity in an amount not less than 10% of an amount equal to its average daily deposits for the most recently completed calendar quarter in cash or readily marketable securities. At December 31, 1996, the Bank's liquidity ratio was 16.5%.

    The Company's most liquid asset is cash and cash equivalents. The level of cash and cash equivalents is dependent on the Company's operating, financing, and investing activities during any given period. At June 30, 1996, 1995, and 1994, cash and cash equivalents totaled $55.4 million, $31.5 million and $5.0 million, respectively. At December 31, 1996, cash and cash equivalents totaled $65.9 million.

    The Company anticipates that it will have sufficient funds available to meet its current commitments. At December 31 1996, the Company had commitments to purchase loans of $1.6 million and to originate loans of $33.4 million. Certificates of deposits which are scheduled to mature in one year or less at December 31, 1996 totaled $518.9 million reflecting consumer preference for short-term investments in the current interest rate environment. Due to the Company's high interest rate spread, management has typically relied upon interest rate sensitive short-term deposits to fund its loan purchases. The Company believes the potential interest rate risk is acceptable in view of the Company's belief that it can maintain an acceptable net interest spread. The Company further believes that based on the levels of retention of such deposits in the recent past, that a significant portion of such deposits will remain with the Company.

    At December 31, 1996, the Bank exceeded each of its three capital requirements. The following is a summary of the Bank's regulatory capital position at December 31, 1996.

                                                       AT DECEMBER 31, 1996
                                         ------------------------------------------------
                                               REQUIRED(1)                ACTUAL
                                         -----------------------  -----------------------
                                           AMOUNT      PERCENT      AMOUNT      PERCENT
                                         ----------  -----------  ----------  -----------
                                                      (DOLLARS IN THOUSANDS)

Leverage capital.......................  $  123,125        9.00%  $  137,514       10.05%

Tier 1 risk-based capital..............      42,951        4.00      137,514       12.81

Total risk-based capital...............     118,117       11.00      150,703       14.03

------------------------
(1) Required leverage and total risk-based capital requirements represent higher capital requirements imposed by the Bank's primary regulator as a condition to the Bank's continued asset growth. See "Regulation--Regulatory Capital Requirements and Prompt Corrective Regulatory Action."

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

Ratios of Earnings to Fixed Charges

    The Company's consolidated ratios of earnings to fixed charges for six months ended December 31, 1996 are set forth below. Earnings used in computing the ratios shown consist of earnings from continuing operations before taxes and interest expenses. Fixed charges, excluding interest of deposits, represent interest expense on borrowings. Fixed charges, including interest on deposits, represent all of the foregoing items plus interest on deposits. Interest expense (other than on deposits) includes interest on FHLB of Dallas borrowings, the Senior Notes and other borrowed funds.


                                           FOR THE SIX
                                           MONTHS ENDED
                                        DECEMBER 31, 1996
                                        -----------------
Excluding interest on deposits........        7.0:1
Including interest on deposits........        1.2:1

           ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

                  BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                                            PAGE
                                                                                            -----
Report of Independent Certified Public Accountants.....................................       60
Consolidated Financial Statements:
  Consolidated Balance Sheets as of December 31, 1996 and June 30, 1996 and 1995.....         61
  Consolidated Statements of Income for the six months ended December 31, 1996 and 1995
    (unaudited) and the years ended June 30, 1996, 1995 and 1994.......................       62
  Consolidated Statement of Stockholders' Equity for the six months ended December 31,
    1996 and for the years ended June 30, 1996, 1995 and 1994..........................       63
  Consolidated Statements of Cash Flows for the six months ended December 31, 1996 and
    1995 (unaudited) and the years ended June 30, 1996, 1995 and 1994..................       64
  Notes to Consolidated Financial Statements...........................................       67

               Report of Independent Certified Public Accountants

Board of Directors
Beal Financial Corporation

    We have audited the accompanying consolidated balance sheets of Beal Financial Corporation and Subsidiaries as of December 31, 1996, June 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for the six months ended December 31, 1996, and for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beal Financial Corporation and Subsidiaries as of December 31, 1996, and June 30, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for the six months ended December 31, 1996, and for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

Dallas, Texas
May 9, 1997

                  BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share data)

                                                                                                 JUNE 30,
                                                                           DECEMBER 31,  ------------------------
                                                                               1996          1996         1995
                                                                           ------------  ------------  ----------
ASSETS
  Cash...................................................................   $      449   $        532  $      463
  Interest bearing deposits with Federal Home Loan Bank..................       65,491         54,838      31,044
                                                                           ------------  ------------  ----------
     Cash and cash equivalents...........................................       65,940         55,370      31,507

  Accrued interest receivable............................................       16,361         16,146       6,306
  Securities available for sale..........................................      123,939        194,699      40,714
  Loans receivable, net..................................................    1,054,204        897,414     492,302
  Loans held for sale....................................................       --            --              866
  Federal Home Loan Bank stock...........................................        9,618          9,340       7,475
  Real estate held for investment or sale................................      102,680         77,632      41,212
  Premises and equipment, net............................................        6,802          6,918       7,324
  Other assets...........................................................       15,362         11,760       5,160
                                                                           ------------  ------------  ----------
                                                                            $1,394,906   $  1,269,279  $  632,866
                                                                           ------------  ------------  ----------
                                                                           ------------  ------------  ----------
LIABILITIES
  Deposit accounts.......................................................   $1,043,433   $    891,304  $  458,165
  Federal Home Loan Bank advances........................................      146,000        185,000     111,000
  Senior notes, net......................................................       57,094         57,051      --
  Other borrowings.......................................................       14,748         21,468       4,898
  Other liabilities......................................................       16,834         21,284       6,403
                                                                           ------------  ------------  ----------
      Total liabilities..................................................    1,278,109      1,176,107     580,466

COMMITMENTS AND CONTINGENCIES............................................       --            --           --

STOCKHOLDERS' EQUITY
  Common stock, $1 par value per share; authorized 375,000 shares; issued
    and outstanding, 300,000 shares........................................        300            300         300
  Additional paid-in capital.............................................        2,740          2,740       2,740
  Unrealized gain (loss) on available for sale securities, net of tax of $381 and $466 at December 31, 1996 and June 30,
    1996, respectively...................................................          709           (862)     --
  Retained earnings......................................................      113,048         90,994      49,360
                                                                           ------------  ------------  ----------
      Total stockholders' equity.........................................      116,797         93,172      52,400
                                                                           ------------  ------------  ----------
                                                                            $1,394,906   $  1,269,279  $  632,866
                                                                           ------------  ------------  ----------
                                                                           ------------  ------------  ----------
                           The accompanying notes are an integral part of these statements.

                                      61

                  BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)

                              Year ended June 30,

                                                              SIX MONTHS ENDED
                                                                DECEMBER 31,             YEAR ENDED JUNE 30,
                                                           ----------------------  -------------------------------
                                                             1996        1995        1996       1995       1994
                                                           ---------  -----------  ---------  ---------  ---------
                                                                      (UNAUDITED)

Interest income:
  Loans, including fees..................................  $  51,726   $  32,614   $  92,618  $  41,858  $  20,176
  Purchase discount accretion............................     30,451      16,432      38,926     19,327     13,713
  Investment securities..................................      5,875       2,615       9,404      2,610        691
                                                           ---------  -----------  ---------  ---------  ---------
      Total interest income..............................     88,052      51,661     140,948     63,795     34,580

Interest expense:
  Deposits...............................................     28,221      18,245      45,915     13,717      5,601
  Federal Home Loan Bank advances and other borrowings...      1,758       1,859       3,999      7,264        958
  Senior notes...........................................      3,962       2,948       6,904     --         --
                                                           ---------  -----------  ---------  ---------  ---------
      Total interest expense.............................     33,941      23,052      56,818     20,981      6,559
                                                           ---------  -----------  ---------  ---------  ---------
      Net interest income................................     54,111      28,609      84,130     42,814     28,021

Provision for loan losses................................      3,314       5,935       9,044      4,045      2,888
                                                           ---------  -----------  ---------  ---------  ---------
      Net interest income after provision for loan
        losses...........................................     50,797      22,674      75,086     38,769     25,133

Noninterest income:
  Gains on real estate transactions......................      6,434       2,726       7,068      4,412        912
  Other real estate operations, net......................      1,202         431       1,108     --         --
  Gain on sales of loans.................................      1,701       4,013       8,413      8,620        451
  Gain on sales of securities available for sale.........     --          --          --            788     --
  Other operating income.................................        723          80          94        109        173
                                                           ---------  -----------  ---------  ---------  ---------
      Total noninterest income...........................     10,060       7,250      16,683     13,929      1,536

Noninterest expense:
  Salaries and employee benefits.........................     15,615       4,313       8,232      4,944      3,394
  Occupancy and equipment................................      1,143         916       2,049        922        491
  SAIF deposit insurance premium.........................      2,605         440       1,332        471        212
  Other real estate operations, net......................     --          --          --         --          1,214
  Loss on sales of securities available for sale.........        437      --             587     --            131
  Other operating expense................................      6,851       4,849      10,256      5,808      3,643
                                                           ---------  -----------  ---------  ---------  ---------
      Total non-interest expenses........................     26,651      10,518      22,456     12,145      9,085
                                                           ---------  -----------  ---------  ---------  ---------
      Income before income taxes.........................     34,206      19,406      69,313     40,553     17,584

Income taxes.............................................     12,152       7,024      25,153     15,176      6,772
                                                           ---------  -----------  ---------  ---------  ---------
      NET INCOME.........................................  $  22,054   $  12,382   $  44,160  $  25,377  $  10,812
                                                           ---------  -----------  ---------  ---------  ---------
                                                           ---------  -----------  ---------  ---------  ---------
Income per common share..................................  $   73.51   $   41.27   $  147.20  $   84.59  $   36.04
                                                           ---------  -----------  ---------  ---------  ---------
                                                           ---------  -----------  ---------  ---------  ---------
Weighted average number of common shares outstanding.....    300,000     300,000     300,000    300,000    300,000
                                                           ---------  -----------  ---------  ---------  ---------
                                                           ---------  -----------  ---------  ---------  ---------

                      The accompanying notes are an integral part of these statements.

                                      62

                  BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                                       UNREALIZED GAIN
                                                                                          (LOSS) ON
                                                        COMMON STOCK      ADDITIONAL      SECURITIES
                                                     ------------------    PAID-IN         AVAILABLE     RETAINED
                                                      SHARES    AMOUNT     CAPITAL         FOR SALE      EARNINGS     TOTAL
                                                     --------  --------   ----------   --------------    --------    --------
Balance at July 1, 1993............................     300      $300       $2,740          $  --        $ 13,171    $ 16,211
  Net income.......................................      --        --         --               --          10,812      10,812
                                                        ---       ---       ------           -----       --------    --------
Balance at June 30, 1994...........................     300       300        2,740             --          23,983      27,023
  Net income.......................................      --        --         --               --          25,377      25,377
                                                        ---       ---       ------           -----       --------    --------
Balance at June 30, 1995...........................     300       300        2,740             --          49,360      52,400
  Net income.......................................      --        --         --               --          44,160      44,160
  Net unrealized loss on securities available for
    sale, net of tax benefit of $466...............      --        --         --              (862)          --          (862)
  Dividends paid...................................      --        --         --               --          (2,526)     (2,526)
                                                        ---       ---       ------           -----       --------    --------
Balance at June 30, 1996...........................     300       300        2,740            (862)        90,994      93,172
  Net income.......................................      --        --         --               --          22,054      22,054
  Net unrealized gain on securities available for
    sale, net of tax expense of $847...............      --        --         --             1,571           --         1,571
                                                        ---       ---       ------           -----       --------    --------
Balance at December 31, 1996.......................     300      $300       $2,740          $  709       $113,048    $116,797
                                                        ---       ---       ------           -----       --------    --------
                                                        ---       ---       ------           -----       --------    --------

               The accompanying notes are an integral part of this statement.
                                      63

                  BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)

                                                              SIX MONTHS ENDED
                                                                DECEMBER 31,             YEAR ENDED JUNE 30,
                                                           ----------------------  -------------------------------
                                                             1996        1995       1996       1995       1994
                                                           ---------  -----------  ---------  ---------  ---------
                                                                      (UNAUDITED)
Operating activities
  Net income.............................................  $  22,054   $  12,382   $  44,160  $  25,377  $  10,812
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities
      Depreciation and amortization......................      1,071         703       1,791        585        360
      Accretion of purchase discount.....................    (30,451)    (16,432)    (38,926)   (19,327)   (13,713)
      Provision for loan losses..........................      3,314       5,935       9,044      4,045      2,888
      Amortization of bond premium and underwriting
        costs............................................        297         199         477       --         --
      Gains on real estate transactions..................     (6,434)     (2,726)     (7,068)    (4,412)      (912)
      Gain on sales of loans.............................     (1,701)     (4,013)     (8,413)    (8,620)    --
      (Gain) loss on sales of securities available for
        sale.............................................        437        --           587       (788)    --
      Losses on sales of securities......................       --          --          --         --          131
      Loss on sale of premises and equipment.............         71        --          --         --         --

  Changes in operating assets and liabilities
    Accrued interest receivable..........................     (1,249)     (2,995)    (11,102)    (3,822)    (1,169)
    Prepaid expenses and other assets....................       (191)     (3,003)     (4,515)    (3,300)      (938)
    Other liabilities and accrued expenses...............     (7,573)      7,140      14,842      1,098      3,541
    Accrued interest payable bonds.......................       --         2,749        --         --         --
                                                           ---------  -----------  ---------  ---------  ---------
      Net cash provided by (used in) operating
        activities.......................................    (20,355)        (61)        877     (9,164)     1,000

                  BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                                (In thousands)

                                                           SIX MONTHS ENDED
                                                             DECEMBER 31,              YEAR ENDED JUNE 30,
                                                        ----------------------  ----------------------------------
                                                           1996        1995        1996        1995        1994
                                                        ----------  ----------  ----------  ----------  ----------

                                                             (UNAUDITED)
Investing activities
 Proceeds from sales of loans..........................  $    8,477  $    6,943  $   19,045  $   64,469  $   --
 Proceeds from sales of securities available for
   sale................................................      68,134      --         151,744      43,372      --
 Proceeds from paydowns of securities available for
  sale................................................       4,674       2,522      10,954         116      --
 Proceeds from sales of real estate....................      16,446       7,311      11,067      11,087       6,517
 Proceeds from sales of investment securities..........      --          --          --          --          23,760
 Purchases of investment securities....................      --          --          --          --         (25,890)
 Purchase of loans and bid deposits on loan
   purchases...........................................    (273,885)   (507,045)   (541,173)   (374,403)   (124,714)
 Purchases of securities available for sale............      --          --        (318,769)    (81,426)     --
 (Purchase) sales of Federal Home Loan Bank stock......        (278)      2,078      (1,865)     (5,902)       (746)
 Capitalized interest on real estate investments.......      --          --            (482)     --          --
 Purchase of real estate held for investment or sale...     (10,525)    (14,310)    (18,037)    (28,776)     (4,471)
 Loan originations and advances, less loan
   collections.........................................     111,791      51,084     136,265      49,499      12,161
 Purchases of premises and equipment...................        (460)       (906)     (1,406)     (2,488)     (2,296)
 Proceeds from sale of premises and equipment..........          48      --
 Purchases of other investments........................      --          (6,300)     --          --          --
                                                        ----------  ----------  ----------  ----------  ----------
  Net cash used in investing activities................     (75,578)   (458,623)   (552,657)   (324,452)   (115,679)

                  BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                               (In thousands)

                                                           SIX MONTHS ENDED
                                                             DECEMBER 31,              YEAR ENDED JUNE 30,
                                                        ----------------------  ---------------------------------
                                                           1996        1995        1996        1995       1994
                                                        ----------  ----------  ----------  ----------  ---------

                                                                    (UNAUDITED)
Financing activities
 Net increase in deposit accounts......................  $  152,130  $  505,818  $  433,168  $  272,117  $  93,222
 Proceeds from long-term debt..........................       1,158      14,223      17,776       2,501      2,229
 Repayments of long-term debt..........................      (7,785)       (388)     (3,767)       (535)    --
 (Repayments) advances from the Federal Home Loan
   Bank................................................     (39,000)   (111,000)     74,000      86,000     17,500
 Proceeds from issuance of senior notes................      --          54,492      54,492      --         --
 Cash dividend paid....................................      --             (26)        (26)     --         --
                                                         ----------  ----------  ----------  ----------  ---------
  Net cash provided by financing activities............     106,503     463,119     575,643     360,083    112,951
                                                         ----------  ----------  ----------  ----------  ---------
  Increase (decrease) in cash and cash equivalents.....      10,570       4,435      23,863      26,467     (1,728)
Cash and cash equivalents at beginning of period.......      55,370      31,507      31,507       5,040      6,768
                                                         ----------  ----------  ----------  ----------  ---------
Cash and cash equivalents at end of period.............  $   65,940  $   35,942  $   55,370  $   31,507  $   5,040
                                                         ----------  ----------  ----------  ----------  ---------
                                                         ----------  ----------  ----------  ----------  ---------
Supplemental disclosure of cash flow information
  Cash paid during the period for
   Interest............................................  $   36,319      19,049  $   50,707  $   20,968  $   6,558
   Income taxes........................................      18,780       5,550      19,668      14,680      4,920
Supplemental disclosures of noncash investing and
  financing activities
   Real estate acquired in foreclosure or in settlement
    of loans...........................................  $   27,615  $    6,752  $   22,520  $   11,684  $   4,274
   Assumption of majority stockholders' indebtedness in
    lieu of cash dividend..............................  $   --      $    2,500  $    2,500  $   --      $  --

        The accompanying notes are an integral part of these statements.

                  BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (In thousands)

NOTE A--NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Nature of Operations: Beal Financial Corporation (the Company), through its subsidiary, Beal Bank ssb (the Bank), collectively, (the Corporation) operates three bank branches in Dallas and Houston, Texas and Winnetka, Illinois. The Bank's primary business consists of purchasing pools of loans generally at a discount from the principal balances of the loans. These loans are generally purchased from the Resolution Trust Corporation ("RTC"), the Federal Deposit Insurance Corporation ("FDIC"), and the U.S. Department of Housing and Urban Development ("HUD"). The Bank also provides loans and banking services to consumer and commercial customers in the market areas in which its branches are located.

A summary of the significant accounting policies of the Corporation applied in the preparation of the accompanying consolidated financial statements follows. The accounting principles followed by the Corporation and the methods of applying them are in conformity with both generally accepted accounting principles and prevailing practices of the banking industry.

Basis of Presentation: The accompanying consolidated financial statements include the accounts of the Corporation, its subsidiaries including the Bank and subsidiaries of the Bank, and partnerships in which subsidiaries are the 1% general and 98% limited partner. All significant intercompany transactions and balances are eliminated.

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

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at unpaid principal balances less the allowance for loan losses, loans in process and net deferred loan origination fees and discounts.

A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Impairment on non-performing loans may be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, its observable market price, or fair value of collateral if the loan is collateral dependent.

Discounts on mortgage loans purchased by the Corporation are amortized to income using the interest method over a remaining period which is the longer of the contractual maturity or the remaining amortization term of the note. Upon early payoff, any remaining discount collected is taken into income and reflected in the financial statements as interest income. Discounts on consumer loans are recognized over the lives of the loans using methods that approximate the interest method.

Loans held for sale are carried at the lower of cost or estimated fair value.

                  BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (In thousands)

NOTE A--NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES--CONTINUED


Loans collateralized by real estate are classified as loans until legal title is transferred.

Investment Securities: The Corporation classifies investments as available for sale and records them at fair value, with unrealized gains and losses, net of income taxes, excluded from earnings and reported as a separate component of stockholders' equity.

Realized gains and losses on securities are reported in earnings in the year of sale.

Loan-Origination Fees, Commitment Fees, and Related Costs: Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income using the interest method over the estimated life of the loans based on the Corporation's historical prepayment experience. Commitment fees and costs relating to commitments, for which the likelihood of exercise is remote, are recognized over the commitment period on a straight-line basis. If the commitment is exercised during the commitment period, the remaining unamortized commitment fee at the time of exercise is recognized over the life of the loan as an adjustment of yield.

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

Real Estate Held for Investment and Sale: Real estate properties held for investment are carried at the lower of cost, including cost of improvements and amenities incurred subsequent to acquisition, or net realizable value (fair value). Costs relating to development and improvement of the real estate are capitalized, whereas costs relating to the holding of property are expensed. Real estate properties acquired through or in lieu of loan foreclosure are initially recorded at fair value less cost to sell at the date of foreclosure.

                  BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (In thousands)

NOTE A--NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES--CONTINUED

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

Premises and Equipment: Premises and equipment are stated at cost, less accumulated depreciation based on the estimated useful lives of the assets, as follows:

   Buildings and improvements.................................   10-45 years
   Furniture and equipment....................................    3-10 years

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

New Accounting Pronouncement: The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have an effect on the disclosure of earnings per share in the financial statements.

Fair Values of Financial Instruments: The Corporation provides disclosures regarding financial instruments as prescribed by generally accepted accounting principles. These disclosures do not purport to represent the aggregate net fair value of the corporation. Further, the fair value estimates are based on various assumptions, methodologies and subjective considerations which vary widely among different financial institutions and which are subject to change. The following methods and assumptions were used by the Corporation in estimating financial instruments' fair values:

                  BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                                  (In thousands)

NOTE A--NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES--CONTINUED

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

Senior Notes: Fair value for senior notes is based upon the closing market price at December 31, 1996.

NOTE B--FORMATION OF HOLDING COMPANY

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

                          BEAL FINANCIAL CORPORTION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                        (In thousands)


NOTE C--LOANS RECEIVABLE

A substantial portion of the Corporation's loan portfolio consists of first mortgage loans in Texas, California, Florida and Illinois. A borrower's ability to pay in full is dependent, in some respects, upon the general economic condition of the geographic location of the underlying collateral. Loans receivable, net, consisted of the following:

                                                                            December 31,         June 30,
                                                                                          ----------------------
                                                                                1996         1996        1995
                                                                            ------------  ----------  ----------
Real estate loans
  One-to-four family first liens..........................................   $  276,591   $  273,780  $  237,585
  Multifamily.............................................................      466,697      341,696     109,080
  Commercial..............................................................      388,460      321,385     124,985
  Construction and development............................................       74,437       85,133      51,284
  Land....................................................................       95,684      100,047      35,997
                                                                            ------------  ----------  ----------
    Total real estate loans...............................................    1,301,869    1,122,041     558,931

Other loans
  Consumer loans
    One-to-four family junior lien........................................       77,528       50,146      44,999
    Timeshares............................................................        6,446        7,809      11,668
    Other.................................................................        7,095        8,373       4,791
                                                                            ------------  ----------  ----------
     Total consumer loans.................................................       91,069       66,328      61,458
  Commercial business loans...............................................       35,131       29,886      45,060
                                                                            ------------  ----------  ----------
Total other loans.........................................................      126,200       96,214     106,518
                                                                            ------------  ----------  ----------
Total loans...............................................................    1,428,069    1,218,255     665,449

Less:
  Loans held for sale.....................................................       --           --            (866)
  Loans in process........................................................      (16,364)     (27,172)    (21,217)
  Deferred fees and discounts.............................................     (344,312)    (281,837)   (144,927)
  Allowance for loan losses...............................................      (13,189)     (11,832)     (6,137)
                                                                            ------------  ----------  ----------
Total loans receivable, net...............................................   $1,054,204   $  897,414  $  492,302
                                                                            ------------  ----------  ----------
                                                                            ------------  ----------  ----------

The amount of loans being serviced by the Corporation for others was approximately $46,402 at December 31, 1996, $50,299 and $40,388 at June 30, 1996
and 1995, respectively.

                          BEAL FINANCIAL CORPORTION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                        (In thousands)

NOTE C - LOAN RECEIVABLE-Continued

 Transactions in the allowance for loan losses were as follows:



                                                                   Six months ended
                                                                   December 31,            Years ended June 30,
                                                                                     -------------------------------
                                                                         1996          1996       1995       1994
                                                                   ----------------  ---------  ---------  ---------
Balance at beginning of year.....................................     $   11,832     $   6,137  $   3,547  $   1,245
   Provision for loan losses.....................................          3,314         9,044      4,045      2,888
   Charge-offs...................................................         (1,978)       (3,385)    (1,462)      (586)
   Recoveries....................................................             21            36          7     --
                                                                         -------     ---------  ---------  ---------
Balance at end of year...........................................     $   13,189     $  11,832  $   6,137  $   3,547
                                                                         -------     ---------  ---------  ---------
                                                                         -------     ---------  ---------  ---------

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

At December 31, 1996, all significant impaired loans have been determined to be collateral dependent and have been measured utilizing the fair value of the collateral.

The Corporation's recorded investment in impaired loans and the related valuation allowance are as follows:


                                                                        December 31, 1996           June 30, 1996
                                                                     ------------------------  ------------------------
                                                                      Recorded     Valuation    Recorded     Valuation
                                                                     Investment    Allowance   Investment    Allowance
                                                                     -----------  -----------  -----------  -----------
Impaired loans--valuation allowance required.......................   $  12,755    $   3,454    $  24,233    $   2,789
Impaired loans--no valuation allowance.............................     153,677       --           71,035       --
                                                                     -----------  -----------  -----------  -----------
Total impaired loans...............................................   $ 166,432    $   3,454    $  95,268    $   2,789
                                                                     -----------  -----------  -----------  -----------
                                                                     -----------  -----------  -----------  -----------

                                      72

                          BEAL FINANCIAL CORPORTION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                        (In thousands)

NOTE C - LOAN RECEIVABLE-Continued

The valuation allowance for impaired loans is included in the allowance for loan losses.

The average recorded investment in impaired loans for the six months ended December 31 and the year ended June 30, 1996 was $136,000 and $94,007, respectively. Interest income on impaired loans for the six months ended December 31, 1996 and for the year ended June 30, 1996 was $3,830 and $8,206, respectively. Interest income foregone under the original terms of impaired loans for the six months ended December 31, 1996 and the year ended June 30, 1996 was approximately $4,341 and $5,400, respectively.

Nonaccrual and renegotiated loans for which interest has been reduced totaled approximately $57,990 at June 30, 1995. Interest income foregone under the original terms of such loans was approximately $971 and $3,578 for the years ended June 30, 1994 and 1995, respectively.

NOTE D--REAL ESTATE HELD FOR INVESTMENT OR SALE

Real estate held for investment or sale is comprised of the following:

                                                                                 December 31,         June 30,
                                                                                                --------------------
                                                                                    1996          1996       1995
                                                                                  ----------    ---------- ---------
Real estate held for development and rental.....................................  $   59,773    $  50,649  $  32,536
Real estate held for sale.......................................................      44,630       27,745      8,790
                                                                                  ----------    ---------  ---------
                                                                                     104,403       78,394     41,326
  Less accumulated depreciation....... .........................................      (1,723)        (762)      (114)
                                                                                  ----------    ---------  ---------
     Total real estate held for investment or sale... ..........................  $  102,680    $  77,632  $  41,212
                                                                                  ----------    ---------  ---------
                                                                                  ----------    ---------  ---------

Income from real estate development and rental activities which has not been significant is included in other income in the statements of income. Real estate held for sale was acquired by foreclosure or by deed in lieu of foreclosure.

                          BEAL FINANCIAL CORPORTION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                        (In thousands)

NOTE E--SECURITIES AVAILABLE FOR SALE

  Securities available for sale consist of the following:

                                                                                   Gross        Gross
                                                                    Amortized   unrealized   unrealized      fair
                                                                       cost        gains       losses       value
                                                                    ----------  -----------  -----------  ----------
Mortgage-backed securities:
  December 31, 1996...............................................  $  122,849   $   1,090    $  --       $  123,939
  June 30, 1996...................................................     196,027         142       (1,470)     194,699
  June 30, 1995...................................................      40,714      --           --           40,714


Mortgage-backed securities valued at approximately $18,287 were pledged to another institution for the benefit of a customer of the Bank, for which the Bank receives fees.

The mortgage-backed securities at December 31, 1996 are scheduled to mature in 2025 and 2026.

NOTE F--DEPOSITS

                                                                                            June 30,
                                                December 31,              ------------------------------------------
                                                     1996                         1996                      1995
                                              ---------------             ------------------      ------------------
                                              Amount  Percent             Amount     Percent      Amount     Percent
                                              ------  -------             -------    -------      ------     -------
Noninterest-bearing demand                  $   2,870     .3%           $   2,813        .3%   $   1,522         .3%
Statement savings deposits(4.75% at
    June 30, 1996)                                653      .1                 893        .1          827         .2
Money market demand deposit accounts
    (3.0% to 5.87% at June 30, 1996)          188,466    18.0             159,689      17.9       57,616       12.6
                                              -------    ----             -------      ----     ---------  ---------

                                              191,989    18.4             163,395      18.3       59,965       13.1
Certificates of deposit
  3.51% to 4.00%                                  --      --                  --         --          152         .1
  4.01% to 4.50%                                  138                         359        --        2,751         .6
  4.51% to 5.00%                               25,039     2.4              37,966        4.3       8,840        1.9
  5.01% to 5.50%                              220,903    21.2             285,176       32.0      41,839        9.1
  5.51% to 6.00%                              441,676    42.3             334,778       37.6      42,043        9.2
  6.01% to 6.50%                              133,013    12.7              38,467        4.3     218,693       47.7
  6.51% to 7.00%                               16,522     1.6              16,822        1.9      68,971       15.1
  7.01% to 7.50%                               14,153     1.4              14,242        1.6      13,525        2.9
  7.51% to 8.00%                                  --      --                   99        --          792         .2
  8.01% to 8.50%                                  --      --                  --         --          594         .1
                                             --------   -----             -------      -----    --------   --------
    Total certificates of deposits            851,444    81.7             727,909       81.7     398,200       86.9
                                             --------   -----             -------      -----    --------   --------
    Total deposits                         $1,043,433   100.0%           $891,304      100.0%   $458,165      100.0%
                                            ---------   -----             -------      -----    --------   --------
                                            ---------   -----             -------      -----    --------   --------

                          BEAL FINANCIAL CORPORTION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                        (In thousands)

NOTE F - DEPOSITS - Continued

The aggregate amount of deposits with a minimum denomination of $100 or more was approximately $228,690 at December 31, 1996, $281,582 and $56,645 at June 30, 1996 and 1995, respectively.

At December 31, 1996, the scheduled maturities of certificates of deposit were as follows:


                 December 31,
                 ------------
                    1997...................  $764,305
                    1998...................    38,595
                    1999...................    11,985
                    2000...................    17,186
                    2001...................    19,373
                                             --------
                                             $851,444
                                             ========

Interest expense on deposits consists of the following:

                                                                      December 31,           June 30,
                                                                                    -------------------------------
                                                                          1996        1996       1995       1994
                                                                      ------------  ---------  ---------  ---------
Savings deposits....................................................   $    4,683   $   6,675  $   1,435  $     247
Certificates of deposit.............................................       23,538      39,240     12,282      5,354
                                                                      ------------  ---------  ---------  ---------
                                                                       $   28,221   $  45,915  $  13,717  $   5,601
                                                                      ------------  ---------  ---------  ---------
                                                                      ------------  ---------  ---------  ---------

NOTE G--FEDERAL HOME LOAN BANK ADVANCES

Pursuant to collateral agreements with the Federal Home Loan Bank (FHLB), advances are collateralized by all stock in the FHLB, certain premises and equipment and certain qualifying first mortgage loans, with a total collateral value of approximately $147,602 at December 31, 1996. The FHLB advances of $146,000 at December 31, 1996 mature in January 1997.

NOTE H--SENIOR NOTES

On August 9, 1995, the Company issued $57,500 of 12.75% Senior Notes due on August 15, 2000 at a discount of $500 which is being accreted over the life of the notes. Interest is payable semi-annually on February 15 and August 15 of each year. Commencing August 15, 1996, the Senior Notes are redeemable, in whole or in part, at the option of the Company.

             BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                          (In thousands)

NOTE I--REGULATORY MATTERS

    The Company is not subject to capital adequacy requirements by its primary regulator, the Office of Thrift Supervision.

    The Bank is subject to various regulatory capital requirements administered by the Texas Savings and Loan Department (the Department) and the Federal Deposit Insurance Corporation (FDIC), collectively, (regulators). Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk based and tier I capital to risk-weighted assets, and of leverage capital to total assets. Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

    The Department set a capital standard of 11% for total risked based capital and 9% for leverage capital. Texas savings banks, including the Bank, are required to maintain a daily balance of liquid assets at least equal to 10% of the average daily balance of deposits for the preceding quarter. At December 31 and June 30, 1996 and June 30, 1995, the Bank's liquidity ratios were 16.53%, 15.41% and 11.44%, respectively. Effective May 1995, the Department reduced the Bank's minimum total risked based capital ratio and leverage capital ratio to 10% and 7%, respectively, until September 1995 provided the Bank's ratio of classified assets to total risk based capital did not exceed 75%.

    The most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

             BEAL RINANCIAL CORPORATION AND SUBSIDIARIES

                          (In thousands)

NOTE I--REGULATORY MATTERS (CONTINUED)

    To be categorized as well capitalized by the federal banking agencies, the Bank must maintain minimum total risk-based, tier I risk-based, and leverage ratios as set forth in the table below.

                                                                                                       TO BE WELL
                                                                                                   CAPITALIZED UNDER
                                                            FOR CAPITAL                            PROMPT CORRECTIVE
                                    ACTUAL               ADEQUACY PURPOSES                         ACTION PROVISIONS
                               ---------------  ------------------------------------  -----------------------------------------
                                AMOUNT   RATIO  AMOUNT              RATIO               AMOUNT                  RATIO
-----------------------------  --------  -----  -------  ---------------------------  ----------    ---------------------------

As of December 31, 1996
  Total risk based capital...  $150,703  14.03% $85,903  GREATER THAN OR EQUAL TO 8%    $  107,379  GREATER THAN OR EQUAL TO 10%
  Tier I risk based capital..   137,514  12.81   42,951  GREATER THAN OR EQUAL TO 4         64,427  GREATER THAN OR EQUAL TO  6
  Leverage capital...........   137,514  10.05   54,722  GREATER THAN OR EQUAL TO 4         68,403  GREATER THAN OR EQUAL TO  5

As of June 30, 1996
  Total risk based capital...   149,984  16.57%  72,409  GREATER THAN OR EQUAL TO 8%        90,512  GREATER THAN OR EQUAL TO 10%
  Tier I risk based capital..   138,664  15.32   36,205  GREATER THAN OR EQUAL TO 4         54,307  GREATER THAN OR EQUAL TO  6
  Leverage capital...........   138,664  10.84   51,186  GREATER THAN OR EQUAL TO 4         63,982  GREATER THAN OR EQUAL TO  5

As of June 30, 1995
  Total risk based capital...    58,189  12.56%  37,057  GREATER THAN OR EQUAL TO 8%        46,321  GREATER THAN OR EQUAL TO 10%
  Tier I risk based capital..    52,400  11.31%  18,528  GREATER THAN OR EQUAL TO 4%        27,793  GREATER THAN OR EQUAL TO  6%
  Leverage capital...........    52,400   8.26%  25,367  GREATER THAN OR EQUAL TO 4%        31,709  GREATER THAN OR EQUAL TO  5%


                                BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                                           (In thousands)

NOTE J--INCOME TAXES

    The following items give rise to deferred tax assets and liabilities in the consolidated balance sheets at:

                                                                                                        JUNE 30,
                                                                                   DECEMBER 31,   --------------------
                                                                                       1996         1996       1995
                                                                                   -------------  ---------  ---------
Deferred tax assets
  Accrued interest receivable....................................................    $   2,870    $   2,092  $     776
  Loan acquisition cost..........................................................          352          321        224
  Deferred loan fees.............................................................           80           28        189
  Accrued expenses...............................................................          109           42         50
  Allowance for loan loss........................................................          486
  Real estate held for investment or sale........................................          177          167        141
  Premises and equipment.........................................................          139          167         36
  Unrealized loss on investment securities.......................................          --            466       --
  Other..........................................................................          777          777        --
                                                                                        ------    ---------  ---------
    Gross deferred tax asset.....................................................        4,990        4,060      1,416

Deferred tax liabilities
  Loan discounts.................................................................          176          272        383
  Allowance for loan losses......................................................          --           714        645
  FHLB stock dividends...........................................................          281          175        148
  Gains on real estate transactions..............................................        1,785        1,303        --
  Accrued interest...............................................................        2,442        2,168        --
  Unrealized gains on investment securities......................................          382
  Other..........................................................................          --           --          28
                                                                                        ------    ---------  ---------
    Gross deferred tax liability.................................................        5,066        4,632      1,204
                                                                                        ------    ---------  ---------
    Net deferred tax asset (liability)...........................................    $     (76)   $    (572) $     212
                                                                                        ------    ---------  ---------
                                                                                        ------    ---------  ---------

    Taxes on income consisted of the following:

                                                                                               JUNE 30,
                                                                      DECEMBER 31,  -------------------------------
                                                                          1996        1996       1995       1994
                                                                      ------------  ---------  ---------  ---------
Federal
  Current...........................................................   $   11,214   $  21,095  $  13,646  $   6,354
  Deferred..........................................................       (1,251)      1,249        (57)      (373)
                                                                      ------------  ---------  ---------  ---------
                                                                            9,963      22,344     13,589      5,981
State...............................................................        2,189       2,809      1,587        791
                                                                      ------------  ---------  ---------  ---------
                                                                       $   12,152   $  25,153  $  15,176  $   6,772
                                                                      ------------  ---------  ---------  ---------
                                                                      ------------  ---------  ---------  ---------

                                BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                                           (In thousands)


NOTE J--INCOME TAXES (CONTINUED)

    Income taxes for financial reporting purposes differed from the amount computed by applying the statutory federal income tax rate to the income before income taxes for the years ended below were as follows:

                                                                                               JUNE 30,
                                                                      DECEMBER 31,  -------------------------------
                                                                          1996        1996       1995       1994
                                                                      ------------  ---------  ---------  ---------
Computed tax at statutory Federal income tax rate...................   $   11,972   $  24,260  $  14,193  $   5,979
Increase (decrease) in taxes resulting from
State tax, net of federal tax benefit...............................        1,246       2,195      1,047        505
  Tax credits.......................................................       (1,182)     (1,469)    --         --
  Other.............................................................          116         167        (64)       288
                                                                      ------------  ---------  ---------  ---------
   Total............................................................   $   12,152   $  25,153  $  15,176  $   6,772
                                                                      ------------  ---------  ---------  ---------
                                                                      ------------  ---------  ---------  ---------

    In August 1996, the Small Business Job Protection Act of 1996 was signed into law (the Law). Included in the Law is a provision eliminating a Section of the Internal Revenue Code which allowed thrift institutions to utilize a preferential loss reserve methodology for determining the allowable bad debt deduction for tax purposes. In addition, the Law requires thrifts to recapture certain bad debt reserves accumulated after 1987. As of July 1, 1996, the Bank was no longer permitted to utilize the reserve methodology for determining the allowable bad debt deduction for tax purposes and will be required to recapture all of the Bank's accumulated tax bad debt reserves. The recapture of the tax bad debt reserves will be taken into income ratably over the next six years. However, special provisions of the Law allows the Bank to defer the recapture period for up to two years. At December 31, 1996, the Bank's tax bad debt reserves are approximately $11.9 million. It is expected the Bank will be able to meet the requirements for deferral of the recapture period for the next two years and, therefore, approximately $2.0 million will be taken into taxable income annually beginning January 1, 1998.

NOTE K--OTHER OPERATING EXPENSE

OTHER OPERATING EXPENSE CONSISTS OF THE FOLLOWING:

                                                                      FOR THE SIX         FOR THE YEARS ENDED
                                                                      MONTHS ENDED               JUNE 30,
                                                                      DECEMBER 31,   -------------------------------
                                                                          1996         1996       1995       1994
                                                                      -------------  ---------  ---------  ---------
Advertising and promotion...........................................    $     448    $     714  $     584  $     230
Office supplies and expense.........................................          127          394        267         94
Legal and professional..............................................        3,327        3,599      1,351        700
Expenses related to loan purchases..................................        1,108        2,409      1,375      1,191
Loan servicing fees.................................................        1,332        2,278      1,611        467
Other...............................................................          509          862        620        961
                                                                           ------    ---------  ---------  ---------
                                                                        $   6,851    $  10,256  $   5,808  $   3,643
                                                                           ------    ---------  ---------  ---------
                                                                           ------    ---------  ---------  ---------

                                BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                                           (In thousands)


NOTE L--COMMITMENTS AND CONTINGENCIES

    The Corporation's financial statements do not reflect various commitments to extend credit or commitments to purchase loans which arise in the normal course of business and which involve elements of credit risk, interest rate risk or liquidity risk. At December 31, 1996, there were commitments to purchase loans of $1,649. Unfunded commitments to extend credit were $50,948.

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

                                BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                                           (In thousands)


NOTE M--FAIR VALUE OF FINANCIAL INSTRUMENTS

    The estimated fair values of the Corporation's financial instruments were as follows:

                                                                    DECEMBER 31, 1996         JUNE 30, 1996
                                                                 -----------------------  ----------------------
                                                                  CARRYING       FAIR      CARRYING      FAIR
                                                                   AMOUNT       VALUE       AMOUNT      VALUE
                                                                 -----------  ----------  ----------  ----------
Financial assets:
  Cash and cash equivalents....................................  $    65,490  $   65,490  $   55,370  $   55,370
  Securities available for sale................................      123,939     123,939     194,699     194,699
  Loans receivable.............................................    1,054,204   1,055,653     897,414     934,999

Financial liabilities:
  Deposit liabilities..........................................   (1,043,433)               (891,304)   (892,756)
  Federal Home Loan Bank advances..............................     (146,000)   (146,000)   (185,000)   (185,000)
  Other borrowings.............................................      (14,748)    (14,748)    (21,468)    (21,468)
  Senior notes.................................................      (57,094)    (60,950)    (57,051)    (59,225)


NOTE N--CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

                                      BEAL FINANCIAL CORPORATION

                                          BALANCE SHEET

                                                                     DECEMBER 31,   JUNE 30,
                                                                         1996         1996
                                                                     ------------  ----------
Assets
  Cash.............................................................   $    9,624   $    8,420
  Investment in subsidiary.........................................      145,063      143,438
  Loans receivable, net............................................        5,817       --
  Other assets.....................................................       18,500        2,900
                                                                     ------------  ----------
                                                                      $  179,004   $  154,758
                                                                     ------------  ----------
                                                                     ------------  ----------
Liabilities and shareholders' equity
  Senior notes.....................................................   $   57,094   $   57,051
  Other borrowings.................................................        1,775        1,900
  Other liabilities................................................        3,337        2,635
  Shareholder's equity:
    Common stock...................................................          300          300
    Additional paid-in capital.....................................        2,740        2,740
    Retained earnings..............................................      113,049       90,994
    Unrealized gain (loss) on available for sale securities........          709         (862)
                                                                     ------------  ----------
     Total shareholders' equity....................................      116,798       93,172
                                                                     ------------  ----------
                                                                      $  179,004   $  154,758
                                                                     ------------  ----------
                                                                     ------------  ----------

                                BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                                           (In thousands)

NOTE N-CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS-Continued

                                     BEAL FINANCIAL CORPORATION

                                        STATEMENT OF INCOME

                                                                    SIX
                                                                MONTHS ENDED      YEAR ENDED
                                                              DECEMBER 31, 1996  JUNE 30, 1996
                                                              -----------------  -------------
Income
   Equity in undistributed earnings of subsidiary...........      $      53       $    45,648
   Dividends from subsidiary................................         25,000             3,181
       Total income.........................................         25,053            48,829
                                                                    -------      -------------

Interest expense
   Federal Home Loan Bank advances and other borrowings.....             66               162
   Senior notes.............................................          3,962             6,903
                                                                    -------      -------------
       Total interest expense...............................          4,028             7,065

Noninterest expense
   Salary and employee benefits.............................             15                 2
   Other operating expenses.................................            436               116
                                                                    -------      -------------
       Total noninterest expense............................            451               118
                                                                    -------      -------------
       Income before taxes..................................         20,574            41,646

Income tax benefit..........................................          1,480             2,514
                                                                    -------      -------------
       Net income...........................................      $  22,054       $    44,160
                                                                    -------      -------------

                                BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                                           (In thousands)

NOTE N-CONDENSED PARENT OCMPANY ONLY FINANCIAL STATEMENTS-Continued

                                     BEAL FINANCIAL CORPORATION

                                     STATEMENT OF CASH FLOWS

                                                                    SIX
                                                                MONTHS ENDED      YEAR ENDED
                                                              DECEMBER 31, 1996  JUNE 30, 1996
                                                              -----------------  -------------
Operating activities
  Net income................................................      $  22,054       $    44,160
  Adjustments to reconcile net income to net cash used in
  operating activities
    Equity in undistributed earnings of subsidiary, less
     dividends..............................................            (53)          (45,648)
    Changes in operating assets and liabilities
     Increase in other assets...............................         (2,916)           (2,900)
     Increase in other liabilities..........................            744             2,635
                                                                    -------        -----------
      Net cash provided by (used in) operating activities...         19,829            (1,753)

Investing activities
  Capital contributed to subsidiary.........................         --               (46,252)
  Purchase of loans.........................................        (18,500)          --
                                                                    -------        -----------
      Net cash used in investing activities.................        (18,500)          (46,252)

Financing activities
  Dividends paid to minority shareholders...................         --                   (26)
  Repayments of other borrowings............................           (125)             (600)
  Proceeds from issuance of senior notes....................         --                57,051
                                                                    -------        -----------
      Net cash provided by (used in) financing activities...           (125)           56,425
                                                                    -------        -----------
      Net increase in cash and cash equivalents.............          1,204             8,420

Cash and cash equivalents, beginning of year................          8,420           --
                                                                    -------        -----------
Cash and cash equivalents, end of year......................      $   9,624       $     8,420
                                                                    -------        -----------
                                                                    -------        -----------


                                BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                                   (In thousands, except per share data)



NOTE O--SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The following quarterly information is unaudited. However, in the opinion of management, the information fairly presents the results of operations for such periods.

                                                                              FOR THE SIX
                                                                              MONTHS ENDED
                                                                           DECEMBER 31, 1996
                                                                          --------------------
                                                                             1ST        2ND
                                                                          ---------  ---------
Interest income.........................................................  $  46,743  $  41,309
Interest expense........................................................     16,718     17,223
                                                                          ---------  ---------
  Net interest income...................................................     30,025     24,086

Provision for losses....................................................       (334)    (2,980)
Other income............................................................      4,022      6,038
Other expenses..........................................................     (9,288)   (17,363)
                                                                          ---------  ---------
  Income before income tax..............................................     24,425      9,781

Income tax expense......................................................      8,749      3,403
                                                                          ---------  ---------
  Net income............................................................  $  15,676  $   6,378
                                                                          ---------  ---------
                                                                          ---------  ---------
Income per common share.................................................  $   52.25  $   21.26
                                                                          ---------  ---------
                                                                          ---------  ---------

                                BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                                   (In thousands, except per share data)


Note O - SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED) - Continued

                                                                             FOR THE YEAR ENDED JUNE 30, 1996
                                                                        ------------------------------------------
                                                                           1ST        2ND        3RD        4TH
                                                                        ---------  ---------  ---------  ---------
Interest income.......................................................  $  21,807  $  29,854  $  45,448  $  43,839
Interest expense......................................................      9,629     13,422     17,014     16,753
                                                                        ---------  ---------  ---------  ---------
  Net interest income.................................................     12,178     16,432     28,434     27,086

Provision for losses..................................................     (1,366)    (4,569)      (927)    (2,182)
Other income..........................................................      3,018      4,233      2,819      6,613
Other expenses........................................................     (5,089)    (5,430)    (4,632)    (7,305)
                                                                        ---------  ---------  ---------  ---------
  Net earnings before income tax......................................      8,741     10,666     25,694     24,212

Income tax expense (benefit)..........................................      3,100      3,925      9,205      8,923
                                                                        ---------  ---------  ---------  ---------
  Net income..........................................................  $   5,641  $   6,741  $  16,489  $  15,289
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Income per common share...............................................  $   18.80  $   22.47  $   54.96  $   50.97
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

                                BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                                    (In thousands, except per share data)

NOTE 0-SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)-Continued

                                                                             FOR THE YEAR ENDED JUNE 30, 1995
                                                                        ------------------------------------------
                                                                           1ST        2ND        3RD        4TH
                                                                        ---------  ---------  ---------  ---------
Interest income.......................................................  $  12,308  $  14,671  $  16,655  $  20,161
Interest expense......................................................      3,085      4,360      6,015      7,521
                                                                        ---------  ---------  ---------  ---------
  Net interest income.................................................      9,223     10,311     10,640     12,640

Provision for losses..................................................       (749)    (1,526)    (1,797)        27
Other income..........................................................      2,442      5,001      2,884      3,602
Other expenses........................................................     (1,854)    (3,470)    (3,163)    (3,658)
                                                                        ---------  ---------  ---------  ---------
  Net earnings before income tax......................................      9,062     10,316      8,564     12,611

Income tax expense (benefit)..........................................      3,304      3,703      3,380      4,789
                                                                        ---------  ---------  ---------  ---------
  Net income..........................................................  $   5,758  $   6,613  $   5,184  $   7,822
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Income per common share...............................................  $   19.19  $   22.04  $   17.28  $   26.07
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------



NOTE P--401 (K) PLAN

    The Company offers a 401K plan to all full time employees who have reached the age of 21 and completed three months of service. The Company matches 50% of the employees contribution up to 6% of base salary. During the six months ended December 31, 1996, the Company made matching contributions of $37.

NOTE Q - SUBSEQUENT EVENT

    On March 13, 1997, the Corporation filed an application with the Internal Revenue Service to elect S Corporation status for federal income tax purposes effective January 1, 1997. This election covered all subsidiaries of the Corporation, except Beal Affordable Housing, Inc. and BRE-N, Inc.

    As a result of the aforementioned application, beginning January 1, 1997, the Corporation and all of its subsidiaries electing S Corporation status will no longer pay federal income taxes, except for possible tax liabilities on net built-in gains as of January 1, 1997, which may be recognized during the ten year period commencing January 1, 1997. The Corporation has not yet determined the amount of net built-in gains as of January 1, 1997.

    Except as discussed in the preceding paragraph, the future tax liability for the taxable income of the Corporation will be the responsiblity of its stockholders.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS


Directors of Beal Financial

    The Board of Directors of Beal Financial currently consists of four members including D. Andrew Beal, Timothy M. Fults, Bernard L. Weinstein and David C. Meek. Each member of Beal Financial's Board of Directors is also a director of the Bank. See " Board of Directors of the Bank." Directors Beal and Fults have served as such since Beal Financial's incorporation in September 1993, Director Weinstein has served since June 1995, and Director Meek was appointed in February 1996. The directors of Beal Financial are elected at each annual meeting of stockholders for terms of one year.

Executive Officers of the Company

    The executive officers of Beal Financial, who are currently directors or executive officers of Beal Bank, are identified below. The executive officers of Beal Financial are elected annually by Beal Financial's Board of Directors. The executive officers of Beal Financial do not receive any remuneration in their capacity as Beal Financial executive officers.


                NAME                          POSITION WITH COMPANY
         -----------------               ----------------------------------

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

                                                                                                       Term of
                                                                                        Director       Office
Name                       Age(1)               Position(s) Held                          Since        Expires
-------------------------  ------  ----------------------------------------------       --------       -------
D. Andrew Beal             44      Chairman of the Board                                  1985           1997
David C. Meek              52      President, Chief Executive Officer and Director        1996           1997
David R. Farmer            48      Executive Vice President, Chief Operating
                                     Officer and Director                                 1993           1997
Timothy M. Fults           43      Director and Secretary                                 1985           1997
Bernard L. Weinstein       54      Director                                               1991           1997
Susan D. Arnold            54      Director                                               1992           1997
Lawrence C. Blanton        60      Director                                               1992           1997
R. Michael Eastland        51      Director                                               1992           1997
David L. Goldstein, CPA    38      Director                                               1993           1997


------------------------
(1) At December 31, 1996.

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

    David L. Goldstein, CPA. Mr. Goldstein has been an information systems consultant with WorkFlow Designs, Inc., an information systems consulting firm located in Dallas, Texas, since April 1996. From August 1994 through April 1996 Mr. Goldstein was a self employed information systems consultant. Prior to such time, he was Vice President of Advanced Thought Systems, an information systems consulting firm located in Dallas, Texas, from November 1993 to August 1994 and a consultant with Compucom, a systems integration company located in Dallas, Texas, from March 1993 to November 1993. He was a consultant with Coopers & Lybrand, a national accounting and consulting firm, from July 1990 to March 1993 and Corporate Controller of Singer Management Company, a family amusement company located in Carrollton, Texas, from February 1983 to July 1990.

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

    Margaret M. (Molly) Curl. Ms. Curl, age 42 has been the Senior Vice President of the Bank since February 1994. She is also the Bank's compliance and CRA officer, positions she has held since March 1994. Ms. Curl also holds various positions with the Bank's subsidiaries. Prior to joining the Bank in 1994, Ms. Curl was employed by Grant Thornton LLP, a national accounting firm located in Dallas, Texas, as a Senior Associate from August 1993 to February 1994 and a Senior Consulting Manager from October 1986 to August 1993. Ms. Curl was employed by the Office of the Comptroller of the Currency, the primary regulator of national banks, as Manager of the Licensing Division from 1983 to 1984, as a National Bank Examiner from 1980 to 1984 and as an Assistant National Bank Examiner from 1975 to 1980. Ms. Curl is also a certified public accountant.

    William T. Saurenmann. Mr. Saurenmann, age 48 is the Senior Vice President-Lending of the Bank. Prior to such time, he was a Vice President of the Bank from August 1991 to November 1994 and an independent consultant to the Bank from May 1991 through August 1991. Mr. Saurenmann is also a Vice President of the Bank's subsidiaries, BMI, BRE, Inc., Loan Acceptance Corporation, and Beal Affordable Housing, Inc. Mr. Saurenmann is also Vice President, Secretary and Treasurer of Beal Business Trust, a subsidiary of BMI. Prior to joining the Bank in 1991, he was Senior Vice President - Lending of San Jacinto Savings and Loan Association, Houston, Texas, from October 1990 to May 1991 and
Vice President of Murray Federal Savings and Loan Association, Dallas, Texas, from April 1982 to October 1990.

    Stephen K. O'Neal. Mr. O'Neal, age 41, has been a Vice President of Loan Administration since joining the Bank in July 1996. From 1987 to 1995, Mr. O'Neal was employed in various positions with Metropolitan Federal Bank, f.s.b., an $8 billion financial institution headquartered in Minneapolis, Minnesota, including Vice President and Manager of Commercial Loan Servicing and Asset Management. Prior to that Mr. O'Neal was employed with Grant Thornton LLP, a national public accounting firm located in Dallas, Texas from 1986 to 1987 as a Manager in the consulting department. Mr. O'Neal is also a certified public accountant.

    Clark E. Enright. Mr. Enright, age 44, joined the Bank in February 1995 as the Vice President -Special Assets Department and was appointed Senior Vice President-Commercial Loans in October 1996.. Prior to such time, Mr. Enright served as President and Chief Executive Officer of Kelly, Enright and Associates, Inc., a corporation involved in all levels of property administration as well as receivable management, investment and mortgage banking, venture capital and litigation support. He was Senior Vice President/ Manager--Special Assets Division of San Jacinto Savings Association in Houston, Texas from 1988 to 1991.

    James W. Lewis, Jr. Mr. Lewis, age 53, has been a Vice President of Accounting/Operations and Treasurer of the Bank since February 1993. Mr. Lewis was appointed Senior Vice President-Controller in October 1996. He is also the Assistant Secretary and Treasurer of BMI and Secretary and Treasury of Beal Delaware Corp., BAH, Inc., BRE, Inc., BAC and LAC. He has held these positions since July 1994. Prior to being appointed to his current positions, Mr. Lewis was an Executive Vice President of the Bank from December 1988 until February 1993. Mr. Lewis is also a certified public accountant.

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

Meetings and Committees of the Board of Directors of the Company and the Bank

    Meetings and Committees of the Company. Meetings of the Company's Board of Directors are generally held on an as needed basis. For the six months ended December 31, 1996, the Board of Directors met six times. During the six months ended December 31, 1996, no incumbent director of the Company attended fewer than 75% of the aggregate of the total number of Board meetings and the total number of meetings held by the committees of the Board of Directors on which they served.

    The Board of Directors of the Company has a standing Audit Committee.

    The Company's Audit Committee recommends independent auditors to the full Board, reviews the results of the auditors' services, reviews with management and the internal auditor the systems of internal control and internal audit reports and assures that the books and records of the Company and the Bank are kept in accordance with applicable accounting principles and standards. The members of the Audit Committee are Directors Fults and Weinstein. During the six months ended December 31, 1996, this committee met one time.

    Meetings and Committees of the Bank. The Bank's Board of Directors meets at least once every month and held seven meetings during the six months ended December 31, 1996. During the six months ended December 31, 1996, no incumbent director of the Bank attended fewer than 75% of the total number of Board meetings and the total number of meetings held by the committees of the Board of Directors on which he or she served.

    The Bank has standing Executive, Executive Loan, Audit, Investment and Compensation Committees. Set forth below is a description of the Bank's primary committees.

    The Executive Committee is comprised of Directors Beal, Meek, Farmer and Weinstein. The Committee meets when necessary in lieu of the full board of directors. Certain matters that would come under the purview of the full board are addressed by the Executive Committee in lieu of a full board meeting. This committee met one time during the six months ended December 31, 1996.

    The Executive Loan Committee was formed in December 1994 and is comprised of Directors Beal, Meek, Fults, Blanton, Weinstein and Goldstein with directors Arnold, Farmer and Eastland as alternates. The Committee meets when necessary and approves all loans or purchases in excess of $1.0 million. This Committee met 19 times during the six months ended December 31, 1996.

    The Audit Committee maintains a liaison with the Bank's independent auditors and the Bank's internal auditor throughout the year and reviews the adequacy of the Bank's internal controls. The Committee is composed of Directors Eastland, Fults and Goldstein. This Committee met one time during the six months ended December 31, 1996.

    The Investment Committee meets monthly to review the Bank's current or planned activities to ensure adequate liquidity, to maintain a high quality of diversified investments, and to provide collateral for pledging requirements. The Committee also acts as the Bank's asset/liability management committee and reviews the Bank's interest rate risk position and profitability on a quarterly basis and makes recommendations for adjustments in the Bank's asset liability management strategy to the full board. The Committee is comprised of Directors Beal, Farmer, Weinstein and Goldstein. This Committee met four times during the six months ended December 31, 1996.

    The Compensation Committee is comprised of Directors Eastland, Arnold and Weinstein. The Committee meets on an as needed basis to establish the compensation of the Chief Executive Officer, approve the compensation of senior officers and the compensation and benefits paid to employees of the Bank. This Committee met one time during the six months ended December 31, 1996.

Compensation Committee Interlocks and Insider Participation

    During the six months ended December 31, 1996, the Compensation Committee was comprised of non-employee Directors Eastland, Arnold and Weinstein.

Compensation of Directors

    Cash Compensation. Mr. Beal receives a salary of $120,000 in his capacity as Chairman of the Board of the Company and the Bank and does not receive compensation as an officer in various Bank subsidiaries. In addition, during the six months ended December 31, 1996, Mr. Beal received a bonus of $10,000,000 in recognition of his past services to the Company and the Bank. Non-employee directors of the Company were paid fees of $500 per meeting for attendance at regular meetings of the Company's Board of Directors and $200 per committee meeting attended. Non-employee directors of the Bank were paid fees of $1,500 per meeting for attendance at regular meetings of the Bank's Board of Directors. Directors are also paid $200 for each committee meeting attended. In addition, all non-employee directors of the Bank were paid a $10,000 bonus during the six months ended December 31, 1996.

ITEM 11. EXECUTIVE COMPENSATION [DMM TO CHECK]

Compensation of Executive Officers

    The following table sets forth the compensation paid or accrued by the Company for services rendered by the Company's Chief Executive Officer and each other officer who made in excess of $100,000 (the "Named Officers"). No other executive officer of the Company received aggregate compensation (salary and bonus) in excess of $100,000 in fiscal 1996.

                         SUMMARY COMPENSATION TABLE(1)

                                                                                  ANNUAL COMPENSATION
                                                                                  --------------------     ALL OTHER
                                                                                   SALARY      BONUS     COMPENSATION
    NAME AND PRINCIPAL POSITION                                          YEAR        ($)        ($)         ($)(1)
---------------------------------------------------------------------  ---------  ---------  ---------  ---------------
David C. Meek, President and Chief Executive Officer(2)                     1996  $ 200,000  $ 638,390     $   4,894
                                                                            1995        N/A        N/A           N/A
                                                                            1994        N/A        N/A           N/A
David R. Farmer, Executive Vice President and Chief Operating Officer       1996    147,980    125,000         3,747
                                                                            1995    149,555    102,500         3,615
                                                                            1994    114,375     75,000         2,598
William T. Saurenmann, Senior Vice President-Lending                        1996    103,845    105,000         2,622
                                                                            1995     91,666    102,500         2,724
                                                                            1994     78,084     90,181         2,629
Molly Curl, Senior Vice President/ Compliance(3)                            1996     90,000    100,000         3,047
                                                                            1995     95,727    122,500         2,940
                                                                            1994     77,076     15,000         3,048
James W. Lewis, Jr. Senior Vice President/ Controller                       1996     77,971     65,000         2,608
                                                                            1995     70,021     52,500         2,280
                                                                            1994     61,825     30,000         2,148
Clark Enright, Senior Vice President/ Commercial Loans(4)                   1996     77,916     82,500         1,250
                                                                            1995        N/A        N/A           N/A
                                                                            1994        N/A        N/A           N/A

------------------------

(1) Includes the Company's contribution to the 401(k) Plan and life insurance premiums paid.

(2) Mr. Meek served as a Bank consultant starting in September 1995 until his appointment as President and Chief Executive Officer in January 1996.

(3) Ms. Curl joined the Bank in February 1994.

(4) Mr. Clark joined the Bank in February 1996.

EMPLOYMENT AGREEMENTS

    The Bank has entered into an employment agreement with Senior Vice President Curl. The employment agreement with Ms. Curl provides for an initial term of three years starting in February, 1997 and a base salary equal to $120,000, subject to annual review and adjustment by the Board of Directors. The agreement also provides participation in an equitable manner in employee benefits applicable to executive personnel.

    The agreement is terminable by Ms. Curl upon 30 days' notice to the Bank. The agreement provides for the payment to Ms. Curl of an amount equal to nine months base salary in the event of termination of the employee by the Bank without cause during the term of the agreement. Based on her current salary, if Ms. Curl had been terminated as of December 31, 1996 under circumstances entitling her to benefits pay as described above, she would have been entitled to a lump sum payment of approximately $82,500.

BENEFITS

    General. The Bank currently maintains an employee benefit program providing, among other benefits, major medical insurance, dental benefits, disability insurance and life insurance. The Bank also maintains a 401(k) plan for the benefit of its employees.

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

ITEM 12. STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

    The following table sets forth information as of December 31, 1996 regarding the share ownership of those persons or entities known by management to beneficially own the Company's Common Stock. Except as set forth below, no other director or executive officer owns any shares of the Company's Common Stock.

                                                    SHARES
                                                 BENEFICIALLY    PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER                OWNED        OF CLASS
--------------------------------------------     ------------    --------

D. Andrew Beal, Chairman of the Board of the        297,000        99.0%
  Company and the Bank
Suite 902, 15770 N. Dallas Parkway
Dallas, TX 75248

Timothy M. Fults, Director and Secretary of           3,000         1.0%
  the Company and Director and Secretary of the Bank
5956 Sherry Lane #800
Dallas, TX 75225

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

    All loans by the Bank to its directors and executive officers are subject to federal regulations restricting loan and other transactions with affiliated persons of the Bank. Federal regulations currently require that all loans to directors and executive officers be made on terms and conditions comparable to those for similar transactions with non-affiliates. At December 31, 1996, there were no loans outstanding to any director, executive officer, member of their immediate families or business interest of such individuals, except for one loan to a member of Mr. Beal's family. This loan was made on terms and conditions comparable to those for similar transactions with non-affiliates.

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

    In connection with the Company's indirect acquisition of the Bank's outstanding capital stock, the Company assumed the obligation to repay a $2.5 million debt obligation of D. Andrew Beal. The proceeds from this borrowing were used for the initial capitalization of the Bank. This obligation is secured in full by a certificate of deposit owned by D. Andrew Beal. The debt had a balance of $1.8 million at December 31, 1996 and was repaid in full subsequent to December 31, 1996.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON
         FORM 8-K

    (a)(1) Financial Statements:

    The following information appearing in Part I, Item 8 of this Form 10-K is incorporated herein by reference.

    Independent Auditor's Report
    Consolidated Statements of Financial Condition at December 31, 1996 and at
      June 30, 1996 and 1995
    Consolidated Statements of Income for the six months ending December 31,
      1996 and the Years Ended June 30, 1996, 1995 and 1994
    Consolidated Statements of Changes in Stockholders' Equity for the six months ending December 31, 1996 and the Years Ended June 30, 1996, 1995 and 1994
    Consolidated Statements of Cash Flows for the six months ending December
      31, 1996 and the Years Ended June 30, 1996, 1995 and 1994
    Notes to Consolidated Financial Statements

    (a)(2) Financial Statement Schedules:

    All financial statement schedules have been omitted as the information is not required.

    (a)(3) Exhibits:

                                                                  REFERENCE
                                                                     TO
                                                                    PRIOR
                                                                    FILING
REGULATION                                                        OR EXHIBIT
  S-K                                                               NUMBER
 EXHIBIT                                                           ATTACHED
 NUMBER                    DOCUMENT                                 HERETO
----------  -----------------------------------------            -----------

  2         Plan of Acquisition, Reorganization,                 None
              Arrangement, Liquidation or Succession
  3.1       Certificate of Incorporation                           *
  3.2       Bylaws                                                 *
  4.1       Form of Indenture dated as of August 11,               *
              1995, with respect to the Registrant's
              12-3/4% Senior Notes, due August 15,
              2000.
  4.2       Specimen Senior Note (found at Section 2.02            *
              and 2.03 of the Form of Indenture filed
              as Exhibit 4.1)
  9         Voting Trust Agreement                               None
  10        Material contracts:
            (a) Employment Agreement with Margaret Curl            *
            (b) Employment Agreement with David C. Meek            **
  11        Statement re: computation of per share               Not required
              earnings
  12        Statement re: computation of ratios                  Not required
  13        Annual Report to Security Holders                    Not required
  16        Letter re: change in certifying accountants          Not required
  18        Letter re: change in accounting principles           None
  21        Subsidiaries of Registrant                             ***
  22        Published report regarding matters                   None
              submitted to vote of security holders
  23        Consents of Experts and Counsel                      None
  24        Power of Attorney                                    Not required
  27        Financial Data Schedule                                ***
  99        Additional Exhibits                                  Not applicable

------------------------

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

*** Exhibit filed herewith.

    (b) Reports on Form 8-K

    No reports on Form 8-K were filed during the six-month period ended December 31, 1996.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                  DOCUMENT
--------  --------------------------------------------------------------------

 3.1      Certificate of Incorporation*

 3.2      Bylaws*

 4.1      Form of Indenture dated as of August 11, 1995, with respect to the
            Registrant's 12-3/4% Senior Notes, due August 15, 2000*

 4.2      Specimen Senior Note (found at Sections 2.02 and 2.03 of the Form of
            Indenture filed as Exhibit 4.1)*

 10       Material contracts:
          (a) Employment Agreement with Margaret Curl*
          (b) Employment Agreement with David C. Meek**

 21       Subsidiaries of Registrant***

 27       Financial Data Schedule***

------------------------

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