Form 10-Q
period 1997-03-31
BEAL FINANCIAL CORP
filed 1997-05-20
CIK 946482

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC 20549

                        -------------------------------------

                                      FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997

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

    As of March 31, 1997, there were 300,000 shares of the Registrant's common stock issued and outstanding.

                              BEAL FINANCIAL CORPORATION


                                        INDEX
                                        -----


                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART I.  FINANCIAL INFORMATION

         Item 1. - Financial Statements . . . . . . . . . . . . . . . . .   3

         Item 2. - Management's Discussion and Analysis of Financial
                    Condition and Results of Operations . . . . . . . . .   7

PART II. OTHER INFORMATION

         SIGNATURES

BEAL FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except  per share data)

                                                   March
                                                    1997           December
                                                 (Unaudited)         1996
                                                 ------------    ------------
ASSETS

  Cash                                           $        475    $        449
  Interest bearing deposits                            67,925          65,491
                                                 ------------    ------------
    CASH AND CASH EQUIVALENTS                          68,400          65,940

  Accrued interest receivable                          18,522          16,361
  Securities available for sale                       118,299         123,939

  Net loans receivable                              1,003,725       1,067,393
    Less allowance for losses                         (12,132)        (13,189)
                                                 ------------    ------------
                                                      991,593       1,054,204

  Federal Home Loan Bank stock                          9,755           9,618
  Real estate held for investment or sale             109,751         102,680
  Premises and equipment, net                           6,683           6,803
  Other assets                                         12,703          15,361
                                                 ------------    ------------
                                                 $  1,335,706    $  1,394,906
                                                 ------------    ------------
                                                 ------------    ------------
LIABILITIES
  Deposit accounts                               $  1,099,554    $  1,043,433
  Federal Home Loan Bank advances                           0         146,000
  Senior notes, net                                    57,116          57,094
  Other borrowings                                     11,997          14,748
  Other liabilities                                    32,221          16,834
                                                 ------------    ------------
      TOTAL LIABILITIES                             1,200,888       1,278,109

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, par value $1 per share
    authorized                        375,000
    issued and outstanding            300,000             300             300
  Paid-In capital                                       2,740           2,740
  Unrealized gain (loss) on available for sale
    securities, net of tax benefit of $382 at
    December 31, 1996.                                 (1,253)            709
  Retained earnings                                   133,031         113,048
                                                 ------------    ------------
      TOTAL STOCKHOLDERS' EQUITY                      134,818         116,797
                                                 ------------    ------------
                                                 $  1,335,706    $  1,394,906
                                                 ------------    ------------
                                                 ------------    ------------

              See notes to consolidated financial statements

BEAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
            UNAUDITED
(In thousands, except  per share data)

                                                          Three Months Ended
                                                                March 31,
                                                            1997        1996
                                                        ----------   ----------
Interest Income:
  Loans, including fees                                 $   35,658   $   31,216
  Purchase discount accretion                               16,558       11,147
  Investment securities                                      2,730        3,085
                                                        ----------   ----------
      TOTAL INTEREST INCOME                                 54,946       45,448

Interest expense:
  Deposits                                                  14,685       14,363
  Federal Home Loan Bank
    advances and other borrowings                              882          669
  Senior notes                                               1,989        1,982
                                                        ----------   ----------
      TOTAL INTEREST EXPENSE                                17,556       17,014
                                                        ----------   ----------
      NET INTEREST INCOME                                   37,390       28,434

Provision for loan losses                                      933          927
                                                        ----------   ----------
      NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES                            36,457       27,507

Other income
  Gain on sales of loans                                       536        1,385
  Gain on real estate transactions                           1,344        1,034
  Other real estate operations, net                            583          264
  Other operating income                                       188          136
                                                        ----------   ----------
      TOTAL NONINTEREST INCOME                               2,651        2,819

Other expense
  Salaries and employee benefits                             2,006        1,910
  Occupancy and equipment                                      647          564
  SAIF deposit insurance premium                               166          330
  Other operating expenses                                   1,783        1,828
                                                        ----------   ----------
      TOTAL NONINTEREST EXPENSES                             4,602        4,632
                                                        ----------   ----------
      INCOME BEFORE INCOME TAXES                            34,506       25,694

  Income taxes                                               1,203        9,205
                                                        ----------   ----------
      NET INCOME                                        $   33,303   $   16,489
                                                        ----------   ----------
                                                        ----------   ----------
  Income per common share                               $   111.01   $    54.96
                                                        ----------   ----------
                                                        ----------   ----------
  Weighted average number of common shares outstanding         300          300
                                                        ----------   ----------
                                                        ----------   ----------


              See notes to consolidated financial statements

                          BEAL FINANCIAL CORPORATION

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                 UNAUDITED
                               (In thousands)

                                                                                            Three Months
                                                                                           ended March 31
                                                                                     ------------------------
                                                                                        1997           1996
                                                                                     ---------      ---------
OPERATING ACTIVITIES
  Net income                                                                         $  33,303      $  16,489

  Adjustments to reconcile net income to net cash
  provided by operating activities
    Depreciation and amortization                                                          580            484
    Accretion of purchased discount                                                    (16,558)       (11,147)
    Provision for loan losses                                                              933            927
    Amortization of bond premium and underwriting costs                                    155            137
    Gains on real estate transactions                                                   (1,344)        (1,034)
    Gain on sales of loans                                                                (536)        (1,385)

  Changes in operating assets and liabilities
    Accrued interest receivable                                                         (2,426)        (4,598)
    Prepaid expenses and other assets                                                      603         (1,318)
    Accrued interest payable-bonds                                                      (1,833)        (1,833)
    Other liabilities and accrued expenses                                               4,737          4,782
                                                                                     ---------      ---------
      Net cash used in
       operating activities                                                             17,614          1,504

INVESTING ACTIVITIES
  Proceeds from sales of loans                                                              12          3,049
  Proceeds from paydowns of securities available for sale                                3,331          4,388
  Proceeds from loan collections, less loan originations and advances                   81,245         41,004
  Proceeds from sales of real estate                                                     5,892            918
  Purchases of loans and bid deposits on loan purchases                                (10,813)        (8,979)
  Purchases of securities available for sale                                                 -       (154,630)
  Purchases of federal Home Loan Bank stock                                               (137)          (755)
  Purchases of real estate held for invest. or sale and partnership/JV interests        (1,929)        (2,867)
  Capitalized interest on real estate investments                                            -           (482)
  Purchases of premises and equipment                                                     (124)          (286)
                                                                                     ---------      ---------
      Net cash provided by (used in)
       investing activities                                                             77,477       (118,640)

FINANCING ACTIVITIES
  Net increase in deposit accounts                                                      56,120         40,045
  Proceeds from long-term debt                                                             162            537
  Repayments of long-term debt                                                          (2,913)          (249)
  Repayments of advances from the Federal Home Loan Bank                              (146,000)        70,000
                                                                                     ---------      ---------
      Net cash provided by (used in)
       financing activities                                                            (92,631)       110,333
                                                                                     ---------      ---------
      Increase (decrease) in cash and
       cash equivalents                                                                  2,460         (6,803)

Cash and cash equivalents at beginning of period                                        65,940         35,942
                                                                                     ---------      ---------

Cash and cash equivalents at end of period                                           $  68,400      $  29,139
                                                                                     ---------      ---------
                                                                                     ---------      ---------
Supplemental disclosure of cash flow information
  Cash paid during the period for
    Interest                                                                         $  18,158      $  15,835
    Income taxes                                                                           186          6,109

Supplemental disclosure of noncash investing and financing activities
    Real estate acquired in foreclosure or in settlement of loans                     $  9,479       $  6,395
    Assumption of majority stockholder's debt related to initial public offering             -              -

                              See Notes to Consolidated Financial Statements

    BEAL FINANCIAL CORPORATION AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Rule 10-1 of Regulation S-X. The financial statements as of March 31, 1997 and for the three months ended March 31, 1997, and 1996 are unaudited and, in the opinion of management, include all adjustments necessary (which consist of only normal recurring adjustments) for a fair presentation of the financial position and results of operations for the interim periods. The results of operations for the three month period are not necessarily indicative of the results to be expected for the full year.

These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Corporation's annual report in Form 10-K for the year ended December 31, 1996.

NOTE B--NEW ACCOUNTING PRONOUNCEMENT

The FASB has issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have an effect on the disclosure of earnings per share in the financial statements.

NOTE C--INCOME TAXES

On March 13, 1997, Beal Financial filed an application with the Internal Revenue Service to elect Subchapter-S status for federal income tax purposes effective January 1, 1997. This election covered all subsidiaries of Beal Financial, including the Bank, except Beal Affordable Housing and BRE-N, Inc.

As a result of the aforementioned application, beginning January 1, 1997, Beal Financial and all Subchapter-S subsidiaries are no longer required to pay federal income taxes, except for possible tax liabilities on net built-in gains as of January 1, 1997, which may be recognized during the ten year period commencing January 1, 1997. The Company has not yet determined the amount of net built-in gains as of January 1, 1997.

Except as discussed in the preceding paragraph, the future tax liability for the taxable income of Beal Financial and the Subchapter-S subsidiaries will be the responsibility of its shareholders.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


WHEN USED IN THIS FORM 10-Q, THE WORDS "BELIEVES", "ANTICIPATES", "EXPECTS", AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS WHICH SPEAK ONLY AS OF THE DATE HEREOF, AND TO ADVISE READERS THAT VARIOUS FACTORS INCLUDING REGIONAL AND NATIONAL ECONOMIC CONDITIONS, CHANGES IN LEVELS OF MARKET INTEREST RATES, CREDIT RISK OF LENDING ACTIVITIES, AND COMPETITIVE AND REGULATORY FACTORS, COULD AFFECT THE COMPANY'S FINANCIAL PERFORMANCE AND COULD CAUSE THE COMPANY'S ACTUAL RESULTS FOR FUTURE PERIODS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED OR PROJECTED.
THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO FORWARD LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

FINANCIAL CONDITION

    Beal Financial Corporation ("Beal Financial" and with its Subsidiaries, the "Company"), the parent company of Beal Bank, ssb, (the "Bank") had total assets of $1.3 billion at March 31, 1997 representing a decrease of $59.2 million or 4.2 %, from $1.4 billion at December 31, 1996. The decrease resulted primarily from a decrease in net loans receivable of $62.6 million and a decrease in securities available for sale of $5.6 million, partially offset by an increase in real estate held for investment or sale of $7.1 million and an increase in cash and cash equivalents of $2.5 million. The decrease in net loans receivable was due primarily to normal principal repayments of loans, early loan payoffs and foreclosures of loans. The decrease in securities available for sale was the result of repayments. The increase in real estate held for investment or sale was primarily the result of foreclosures of loans of $9.5 million and the increase in cash and cash equivalents was the result of normal operations.

    Total liabilities decreased $77.2 million, or 6.0% from $1.3 billion at December 31, 1996 to $1.2 billion at March 31, 1997, primarily due to a decline in Federal Home Loan Bank ("FHLB") advances of $146.0 million and a decline in other borrowings of $2.8 million, partially offset by an increase in deposits of $56.1 million and an increase in other liabilities of $15.3 million. Advances from the FHLB were repaid primarily with the increase in deposits and cash flow provided from normal operations. The increase in deposits for the three months ended March 31, 1997 was primarily due to an increase in brokered deposits of $56.4 million. The increase in other liabilities was primarily due to an increase in dividends payable of $13.3 million.

    Stockholders' Equity increased $18.0 million from $116.8 million at December 31, 1996 to $134.8 million at March 31, 1997. The change was primarily due to net income of $33.3 million, partially offset by a dividend paid to shareholders of $13.3 million and a $1.9 million increase in the unrealized loss in the available for sale securities.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

    NET INCOME. For the three months ended March 31, 1997, net income of $33.3 million represented an increase of $16.8 million, or 102.0% from the three months ended March 31, 1996. As discussed in more detail below, the increase was primarily due to a $9.0 million increase in net interest income after provision for loan losses and a decrease in income taxes of $8.0 million.

    INTEREST INCOME. Interest income increased $9.5 million, or 20.9%, from $45.4 million at March 31, 1996 to $54.9 million at March 31, 1997. Of the total increase in interest income, $4.4 million was due to an increase in interest income on loans receivable and $5.4 million was due to an increase in the discount accretion. The average balance of interest-earning assets increased $62.1 million during this period, as compared to the same period a year ago, primarily due to an increase in average net loans receivable of $85.5 million, partially offset by a decrease in average holdings of mortgage-backed securities of $23.8 million. In addition, net interest spread increased from 9.77% for the three months ended March 31, 1996 to 12.24% for the same period ending March 31, 1997 primarily due to an increase in yield on interest-earning assets from 15.98% to 18.29% for the three month periods ending March 31, 1996 and March 31, 1997, respectively.

    INTEREST EXPENSE. Interest expense increased $542,000, or 3.2%, from $17.0 million at March 31, 1996 to $17.6 million at March 31, 1997. The increase resulted from the average balance of interest-bearing liabilities increasing $65.2 million from $1.1 billion at March 31, 1996 to $1.2 billion at March 31, 1997 resulting in a $959,000 increase in interest expense, partially offset by a $417,000 decrease due to a decrease in the average rate of interest bearing liabilities from 6.21% at March 31, 1996 to 6.05% at March 31, 1997. The increase in average interest-bearing liabilities was due to an increase in the average balance of deposits of $63.1 million and the average balance of FHLB advances of $10.0 million, which were partially offset by the decline in other borrowings of $7.4 million.

    PROVISION FOR LOAN LOSSES. The provision for loan losses is determined by management as an amount sufficient to maintain the allowance for loan losses at a level considered adequate to absorb future losses inherent in the loan portfolio in accordance with generally accepted accounting principles. The provision for loan losses remained constant for the three months ended March 31, 1997 as compared to the same period last year primarily due to similar levels of new loans purchases and originations in the respective periods.

    The Company establishes an allowance for loan losses based upon a systematic analysis of risk factors in the loan portfolio as well as a specific analysis of certain impaired loans. This analysis includes an evaluation of the Company's loan portfolio, past loan loss experience, current economic conditions, loan volume and growth, composition of the loan portfolio and other relevant factors. Management's analysis results in the establishment of allowance amounts by loan type based on allocations by asset classification. The allowance for loan losses as a percentage of net non-performing loans was 6.71 % at March 31, 1997 as compared to 6.49 % at December 31, 1996. Net non-performing loans decreased $22.5 million from $203.3 million at December 31, 1996 to $180.7 million at March 31, 1997.

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

    NON-INTEREST INCOME. Total non-interest income decreased $168,000, or 6.0% to $2.7 million at March 31, 1997 from $2.8 million at March 31, 1996. This decrease was primarily due to a decrease in the income attributable to the sale of loans of $849,000, partially offset by a increase in the gain on the sale of real estate transactions of $310,000 and an increase of $319,000 in other real estate operations, net.

    NON-INTEREST EXPENSE. Non-interest expense remained virtually constant at $4.6 million for the three months ended March 31, 1997 and March 31, 1996. The two largest fluctuations in non-interest expense categories were a decrease of $164,000 in the SAIF deposit insurance premium due to a decreased premium rate and an increase of $96,000 in salaries and employee benefits due to additional staffing relating to increased asset size.

FEDERAL AND STATE TAXATION

    FEDERAL TAXATION. Beal Financial filed with the Internal Revenue Service on March 13, 1997, to elect Subchapter-S status for federal income tax purposes effective January 1, 1997. This election covered all subsidiaries of Beal Financial, including the Bank, except for Beal Affordable Housing, Inc. ("BAH"). and BRE-N, Inc.("BRE-N") (the "Subchapter-S subsidiaries"), which elected to remain Subchapter-C Corporations for federal tax purposes. Concurrent with the change to Subchapter-S status, Beal Financial and all subsidiaries changed their tax and fiscal year-ends to December 31 from the previous June 30 year-ends. Therefore, Beal Financial will file a consolidated Subchapter-C federal tax return for the six months ended December 31, 1996.

    In the future, Beal Financial and the Subchapter-S subsidiaries will not pay any federal taxes on net income. The only exception will involve possible Subchapter-C tax liability on net built-in gains as of January 1, 1997, which may be recognized during the 10 year period ending December 31, 2006. Recognition of built-in gains/losses are subject to certain limitations. Beal Financial has not yet determined the amount of net built-in gains as of January 1, 1997, or the estimated amount of Subchapter-C taxes to be paid in future periods. BAH and BRE-N will continue to pay federal income taxes as C-Corporations.

    The future tax liability for the taxable earnings of Beal Financial and the Subchapter-S subsidiaries will be the responsibility of the shareholders of Beal Financial. The Board of Directors of Beal Financial, on March 25, 1997, declared a dividend payable to the shareholders of $13.3 million, roughly the amount of tax liability to the shareholders associated with the earnings for the quarter ended March 31, 1997. The dividend was paid to the shareholders on April 25, 1997. It is anticipated that future dividends to shareholders will be declared equal to their tax liability related to the earnings of Beal Financial.

    TEXAS STATE INCOME TAXATION. Beal Financial and each subsidiary currently file Texas franchise tax returns. Texas imposes a franchise tax on the taxable income of savings institutions and other corporations. The franchise tax equals the greater of $2.50 per $1,000 of taxable capital apportioned to Texas, or $4.50 per $1,000 net taxable earned surplus apportioned to Texas. Taxable earned surplus is the federal corporate taxable income of each company within the corporate group determined on a separate company basis with certain modifications. At March 31, 1997, the Company accrued $1.2 million in franchise tax payable.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of funds for operations are deposits obtained from its market area, principal and interest payments on loans, brokered deposits, and advances from the FHLB of Dallas and to a lesser extent, from the sale of assets. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.

    Historically, the primary investing activity of the Company has been the purchase of discounted loans from various U.S. government agencies through the sealed bid process or auctions and other private sector sellers. During the three ended March 31, 1997, the Company purchased $10.8 million of net loans. Loan originations for the three months ended March 31, 1997 totaled $5.9 million.

    The Company's primary financing activity is the attraction of deposits. During the three months ended March 31, 1997, the Company experienced a net increase in deposits of $56.1 million, primarily due to a $56.4 million increase in deposits generated by deposit brokers during the three months ended March 31, 1997. The increase in deposits for the three months ended March 31, 1997 along with cash flow from normal operations were used to fund the decrease in FHLB advances of $146.0 million. The Company had Senior Notes, net, of $57.1 million and other borrowings of $12.0 million at March 31, 1997.

    The Company has the ability to borrow additional funds from the FHLB of Dallas by pledging assets as collateral, subject to certain restrictions. At March 31, 1997, the Company had an undrawn advance arrangement with the FHLB for $142.2 million.

    The Bank is required to maintain minimum levels of liquid assets as defined by the Texas Savings and Loan Department ("Texas Department"). Unless approved in advance by the Texas Department, a Texas savings bank is required to maintain a minimum of 10% of the previous quarters average deposits in liquid assets. At March 31, 1997, the Bank's liquidity ratio was 16.98%.

    The Company's most liquid asset is cash and cash equivalents. The level of cash equivalents is dependent on the Company's operating, financing, and investing activities during any given period. At March 31, 1997, the Company had cash and cash equivalents of $68.4 million.

    The Company anticipates that it will have sufficient funds available to meet its current foreseeable commitments. At March 31, 1997, the Company had commitments to originate loans of $53.8 million and no outstanding commitments to purchase loans. Certificates of deposits which are scheduled to mature in one year of less at March 31, 1997 totaled $829.4 million. Due to the Company's high interest rate spread, management has typically relied upon interest rate sensitive short-term deposits to fund its loan purchases. The Company believes the potential interest rate risk is acceptable in view of the Company's belief that it can maintain an acceptable net interest spread.

    At March 31, 1997, the Bank exceeded each of its three capital requirements. The following is a summary of the Bank's regulatory capital position at March 31, 1997.

                                              At March 31, 1997
                                  ----------------------------------------
                                      Required(1)             Actual
                                  ------------------    ------------------
                                   Amount    Percent     Amount    Percent
                                  --------   -------    --------   -------
                                            (Dollars in Thousands)
Leverage capital ..............   $119,312     9.00%    $159,727    12.05%
Tier 1 capital ................     41,531     4.00      159,727    15.38
Total risk-based capital ......    114,210    11.00      171,859    16.55
-----------------
(1) Required leverage and total risk-based capital requirements represent higher capital requirements imposed by the Texas Department as a condition to the Bank's continued asset growth.


IMPACT OF INFLATION AND CHANGING PRICES

    The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Nearly all the assets and liabilities of the corporation are financial, unlike most industrial companies. As a result, the Company's performance is directly impacted by changes in interest rates, which are indirectly influenced by inflationary expectations. Since the Company has historically placed more emphasis on increasing net interest margin rather than on matching the maturities of interest rate sensitive assets and liabilities, changes in interest rates may have a greater impact on the Company's financial condition and results of operations. Changes in investment rates do not necessarily move to the same extent as changes in the price of goods and services.

RATIOS OF EARNING TO FIXED CHARGES

    The Company's consolidated ratios of earnings to fixed charges for the three months ended March 31, 1997 are set forth below. Earnings used in computing the ratios shown consist of earnings from continuing operations before taxes and interest expense. Fixed charges, excluding interest on deposits, represent interest expense on borrowings. Fixed charges, including interest on deposits, represent all of the foregoing items plus interest on deposits. Interest expense (other than on deposits) includes interest on FHLB of Dallas borrowings, the Senior Notes and other borrowed funds.

                                                 For the Three Months Ended
                                                       March 31, 1997
                                                 --------------------------
    Excluding interest on deposits . . . . . . .           13.0:1
    Including interest on deposits . . . . . . .            2.1:1

                         PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

    The Company is not currently involved in any legal proceedings. The Bank is involved in various legal proceedings occurring in the ordinary course of business. Management of the Bank, based on discussions with litigation counsel, believes that such proceedings will not have a material adverse effect on the financial condition or operations of the Bank. There can be no assurance that any of the outstanding legal proceedings to which the Bank is a party will not be decided adversely to the Company's interests and have a material adverse effect on the financial position or results of operations of the Company.

    There have been no material developments to the Kenneth L. Musgrave vs. Beal Banc, S.A. lawsuit described in the Form 10-K submission for the period ending December 31, 1996.

Item 2.  CHANGES IN SECURITIES

    None.

Items 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

Item 5.  OTHER INFORMATION

    None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibit 27--Financial Data Schedule

    (b) On February 11, 1997, the Company filed a Current Report on Form 8-K to report a press release issued on February 6, 1997 announcing that its shareholders had unanimously approved a change in the tax status of Beal Financial and the Subchapter-S subsidiaries for federal income tax purposes by electing Subchapter-S Corporation status. Accordingly, Beal Financial and all subsidiaries also changed their fiscal year end from June 30 to December 31.

                                 SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      BEAL FINANCIAL CORPORATION
                                      Registrant



Date:   May 20, 1997                   /s/ DAVID C. MEEK
                                      -----------------------------------------
                                      David C. Meek,  President



Date:   May 20, 1997                   /s/ DAVID R. FARMER
                                      -----------------------------------------
                                      David R. Farmer, Senior Vice President and
                                        Treasurer (Chief Financial and
                                        Accounting Officer)