Form 10KT405/A
period 1996-12-31
BEAL FINANCIAL CORP
filed 1997-06-16
CIK 946482

                                   UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549

                                   FORM 10-K/A-1

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

                                       BEAL FINANCIAL CORPORATION

          May 19, 1997                       /s/ David C. Meek
Date: --------------------             By: ------------------------------
                                           David C. Meek, President and
                                              Chief Executive Officer
                                           (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    /s/ D. Andrew Beal                       /s/ David R. Farmer
-----------------------------           ------------------------------
D. Andrew Beal, Chairman                David R. Farmer, Senior Vice President
                                           and Treasurer (Principal Financial
                                           and Accounting Officer)

          May 19, 1997                           May 19, 1997
Date: -------------------               Date: -------------------


    /s/ Timothy M. Fults                  /s/ Dr. Bernard L. Weinstein
-----------------------------           --------------------------------
Timothy M. Fults, Director              Dr. Bernard L. Weinstein, Director


          May 19, 1997                           May 19, 1997
Date: -------------------               Date: -------------------


    /s/ David C. Meek
-----------------------------
David C. Meek, Director


          May 19, 1997
Date: --------------------

    This Form 10-K/A-1 is being filed to include the signature page for Beal Financial Corporation (the "Registrant"), required under Form 10-K.


                             SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    BEAL FINANCIAL CORPORATION

Date:     June 16, 1997                             By: /s/ David R. Farmer
     -----------------------                           -----------------------
                                                            David R. Farmer