Form 10-Q
period 1997-06-30
BEAL FINANCIAL CORP
filed 1997-08-21
CIK 946482

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC   20549
                    -------------------------------------

                                      FORM 10-Q

[X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1997

                                      0R

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

 For the transition period from _______________ to __________________

                       COMMISSION FILE NUMBER 33-93312

                          BEAL FINANCIAL CORPORATION
            (Exact name of registrant as specified in its charter)


            TEXAS                                      75-2583551
   (State or other jurisdiction of          (I.R.S. Employer Identification
    incorporation or organization)                        Number)


SUITE 300, LB66, 15770 NORTH DALLAS PARKWAY, DALLAS, TEXAS           75248
    (Address of principal executive offices)                       (ZIP code)

Registrant's telephone number, including area code:   (972) 404-4000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes [X ]     No [   ]

    As of June 30, 1997, there were 300,000 shares of the Registrant's common stock issued and outstanding.

                          BEAL FINANCIAL CORPORATION


                                    INDEX



                                                                        PAGE
                                                                       NUMBER
                                                                       ------
PART I.  FINANCIAL INFORMATION

         Item 1.  -  Financial Statements . . . . . . . . . . . . . . .   1

         Item 2.  -  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations. . . . . . .   5

PART II. OTHER INFORMATION

         SIGNATURES

                           BEAL FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                        (In thousands,except share data)

                                                       June  30,    December 31,
                                                         1997          1996
                                                      -----------   -----------
                                                      (Unaudited)
ASSETS

  Cash                                                $      949    $      449
  Interest bearing deposits                               45,122        65,491
                                                      ----------    ----------

    CASH AND CASH EQUIVALENTS                             46,071        65,940

  Accrued interest receivable                             16,481        16,361
  Securities available for sale                          117,946       123,939

  Net loans receivable                                   966,547     1,067,393
    Less allowance for losses                            (11,367)      (13,189)
                                                      ----------    ----------
                                                         955,180     1,054,204

  Federal Home Loan Bank stock                             9,901         9,618
  Real estate held for investment or sale                114,746       102,680
  Premises and equipment, net                              6,672         6,803
  Other assets                                            11,600        15,361
                                                      ----------    ----------

                                                      $1,278,597    $1,394,906
                                                      ----------    ----------
                                                      ----------    ----------

LIABILITIES
  Deposit accounts                                    $1,011,934    $1,043,433
  Federal Home Loan Bank advances                         30,000       146,000
  Senior notes, net                                       57,140        57,094
  Other borrowings                                         9,627        14,748
  Other liabilities                                       25,315        16,834
                                                      ----------    ----------

    TOTAL LIABILITIES                                  1,134,016     1,278,109

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, par value $1 per share
    authorized                375,000
    issued and outstanding    300,000                        300           300
  Paid-In capital                                          2,740         2,740
  Unrealized gain (loss) on available for sale
    securities, net of tax benefit of $382
    at December 31, 1996.                                  1,440           709
  Retained earnings                                      140,101       113,048
                                                      ----------    ----------

    TOTAL STOCKHOLDERS' EQUITY                           144,581       116,797
                                                      ----------    ----------

                                                      $1,278,597    $1,394,906
                                                      ----------    ----------
                                                      ----------    ----------

                                See notes to consolidated financial statements

                               BEAL FINANCIAL CORPORATION
                           CONSOLIDATED STATEMENTS OF INCOME
                                       UNAUDITED
                                     (In thousands)

                                                 Three Months Ended      Six Months Ended
                                                       June  30,            June  30,
                                                   1997       1996        1997       1996
                                                 ------------------     -------------------
Interest Income:
  Loans, including fees                          $24,515    $28,788     $ 60,173   $ 60,004
  Purchased discount accretion                     9,944     11,347       26,502     22,494
  Investment securities                            3,073      3,704        5,803      6,789
                                                 -------    -------     --------   --------
      TOTAL INTEREST INCOME                       37,532     43,839       92,478     89,287

Interest expense:
  Deposits                                        14,724     13,308       29,409     27,671
  Federal Home Loan Bank
   advances and other borrowings                     212      1,471        1,094      2,140
  Senior notes                                     1,993      1,974        3,982      3,956
                                                 -------    -------     --------   --------
      TOTAL INTEREST EXPENSE                      16,929     16,753       34,485     33,767
                                                 -------    -------     --------   --------
      NET INTEREST INCOME                         20,603     27,086       57,993     55,520

Provision for loan losses                           (261)     2,182          672      3,109
                                                 -------    -------     --------   --------
      NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES                  20,864     24,904       57,321     52,411

Other income
  Gain on sale of loans                                2      3,015          538      4,400
  Gain on real estate transactions                 2,404      3,308        3,748      4,342
  Other real estate operations, net                  985        413        1,568        677
  Other operating income                               6       (123)         194         13
                                                 -------    -------     --------   --------
      TOTAL NONINTEREST INCOME                     3,397      6,613        6,048      9,432

Other expense
  Salaries and employee benefits                   1,860      2,009        3,866      3,919
  Occupancy and equipment                            577        569        1,224      1,133
  SAIF deposit insurance premium                     171        561          337        891
  Loss on sales of securities available for sale       0        587            0        587
  Other operating expenses                         3,017      3,579        4,800      5,407
                                                 -------    -------     --------   --------
      TOTAL NONINTEREST EXPENSES                   5,625      7,305       10,227     11,937
                                                 -------    -------     --------   --------
      INCOME BEFORE INCOME TAXES                  18,636     24,212       53,142     49,906

  Income Taxes                                       962      8,923        2,165     18,128
                                                 -------    -------     --------   --------
      NET INCOME                                 $17,674    $15,289     $ 50,977   $ 31,778
                                                 -------    -------     --------   --------
                                                 -------    -------     --------   --------
  Income per common share                        $ 58.91    $ 50.96     $ 169.92   $ 105.93

  Weighted average number of common shares
   outstanding                                       300        300          300        300

                                 See notes to consolidated financial statements

                          BEAL FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  UNAUDITED
                                (In thousands)

                                                                     Six Months
                                                                    ended June 30
                                                               -----------------------
                                                                  1997          1996
                                                               ----------    ---------
OPERATING ACTIVITIES
   Net income                                                  $  50,977     $  31,778

   Adjustments to reconcile net income to net cash
   provided by operating activities
     Depreciation and amortization                                 1,176         1,088
     Accretion of purchased discount                             (26,502)      (22,494)
     Provision for loan losses                                       672         3,109
     Amortization of bond premium
      and underwriting costs                                         317           278
     Gains on real estate transactions                            (3,748)       (4,342)
     Gain on sales of loans                                         (538)       (4,400)
     Loss on sales of investment
      securities-available for sale                                    -           587
     Loss on sale of premises and equipment                            7             -

   Changes in operating assets and liabilities
     Accrued interest receivable                                  (1,570)       (8,107)
     Prepaid expenses and other assets                              (307)       (1,331)
     Accrued interest payable-bonds                                    -             -
     Other liabilities and accrued expenses                          777         4,953
                                                               ---------     ---------

       Net cash provided by
         operating activities                                     21,261         1,119


INVESTING ACTIVITIES
   Proceeds from sales of loans                                       14        12,102
   Proceeds from sales of securities available for sale                -       151,744
   Proceeds from paydowns of securities available
    for sale                                                       6,394         8,432
   Proceeds from sales of Other Investments                            -         6,300
   Proceeds from loan collections, less loan
    originations and advances                                    128,109        85,181
   Proceeds from sales of real estate                             13,123         3,756
   Proceeds from sales of premises and equipment                       5             -
   Purchases of loans and bid deposits on loan
    purchases                                                    (20,059)      (34,128)
   Purchases of securities available for sale                          -      (318,769)
   Purchases of federal Home Loan Bank stock                        (283)       (3,943)
   Purchases of real estate held for invest. or
    sale and partnership/JV interests                             (2,144)       (3,786)
   Capitalized interest on real estate investments                     -          (482)
   Purchases of premises and equipment                              (346)         (622)
                                                               ---------     ---------

     Net cash provided by (used in)
     investing activities                                        124,813       (94,215)


FINANCING ACTIVITIES
   Net decrease in deposit accounts                              (31,500)      (72,650)
   Proceeds from long-term debt                                      162         1,053
   Repayments of long-term debt                                   (5,283)         (879)
   Repayments of advances from the Federal Home
    Loan Bank                                                   (116,000)      185,000
   Cash dividends paid                                           (13,322)            -
                                                               ---------     ---------

     Net cash provided by (used in)
      financing activities                                      (165,943)      112,524
                                                               ---------     ---------

     Increase (decrease)  in cash and
      cash equivalents                                           (19,869)       19,428

Cash and cash equivalents at beginning of period                  65,940        35,942
                                                               ---------     ---------

Cash and cash equivalents at end of period                     $  46,071     $  55,370
                                                               ---------     ---------
                                                               ---------     ---------

Supplemental disclosure of cash flow information
   Cash paid during the period for
     Interest                                                  $  33,838     $  31,288
     Income taxes                                                  1,592        14,118

Supplemental disclosure of noncash investing and
  financing activities
     Real estate acquired in foreclosure or in
      settlement of loans                                      $  25,180     $  15,768
     Assumption of majority stockholder's debt
      related to initial public offering                               -             -

                See Notes to Consolidated Financial Statements

              BEAL FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A--BASIS of PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Rule 10-1 of Regulation S-X. The financial statements as of June 30, 1997 and for the three months ended June 30, 1997, and 1996 are unaudited and, in the opinion of management, include all adjustments necessary (which consist of only normal recurring adjustments) for a fair presentation of the financial position and results of operations for the interim periods. The results of operations for the three month period are not necessarily indicative of the results to be expected for the full year.

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

NOTE C--INCOME TAXES

On March 13, 1997, Beal Financial filed an application with the Internal Revenue Service to elect Subchapter-S status for federal income tax purposes effective January 1, 1997. This election covered all subsidiaries of Beal Financial, including the Bank except Beal Affordable Housing and BRE-N, Inc.

As a result of the aforementioned application, beginning January 1, 1997, Beal Financial and all Subchapter-S subsidiaries will no longer pay federal income taxes, except for possible tax liabilities on net built-in gains as of January 1, 1997, which may be recognized during the ten year period commencing January 1, 1997. The Company has not yet determined the amount of net built-in gains as of January 1, 1997.

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

FINANCIAL CONDITION

    Beal Financial Corporation ("Beal Financial" and with its subsidiaries, the "Company"), the parent company of Beal Bank, ssb, (the "Bank") had total assets of $1.3 billion at June 30, 1997 representing a decrease of $116.3 million or 8.3%, from $1.4 billion at December 31, 1996. The decrease resulted primarily from a decrease in net loans receivable of $99.0 million, a decrease in cash and cash equivalents of $19.9 million, a decrease in securities available for sale of $6.0 million, and a decrease in other assets of $3.8 million, partially offset by an increase in real estate held for investment or sale of $12.1 million. The decrease in net loans receivable was due primarily to normal principal repayments of loans, early loan payoffs and foreclosures of loans. The decrease in securities available for sale was the result of repayments. The increase in real estate held for investment or sale was primarily the result of foreclosures of loans of $25.2 million, partially offset by real estate sales of $13.1 million. The decrease in cash and cash equivalents was the result of normal operations.

    Total liabilities decreased $144.1 million, or 11.3% from $1.3 billion at December 31, 1996 to $1.2 billion at June 30, 1997, primarily due to a decline in Federal Home Loan Bank ("FHLB") advances of $116.0 million, a decline in deposits of $31.5 million and a decline in other borrowings of $5.1 million, partially offset by an increase in other liabilities of $8.5 million. Advances from the FHLB were repaid primarily with cash flow provided from normal operations. The decrease in deposits for the six months ended June 30, 1997 was primarily due to a planned decrease in retail deposits of $68.6 million, partially offset by a planned increase in brokered deposits of $37.1 million. The net decrease in deposits was primarily funded by the decrease in cash and cash equivalents. The increase in other liabilities was primarily due to an increase in dividends payable of $10.6 million.

    Stockholders' Equity increased $27.8 million from $116.8 million at December 31, 1996 to $144.6 million at June 30, 1997. The change was primarily due to net income of $51.0 million, partially offset by a dividends paid to shareholders of $24.0 million.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

    NET INCOME. For the six months ended June 30, 1997, net income of $51.0 million represented an increase of $19.2 million, or 60.4% from the six months ended June 30, 1996. As discussed in more detail below, the increase was primarily due to a decrease in income taxes of $16.0 million, an increase in net interest income after provision for loan losses of $4.9 million and a decrease in total noninterest expense of $1.7 million, partially offset by a decrease of $3.4 million in total noninterest income.

    INTEREST INCOME. Interest income increased $3.2 million, or 3.6%, from $89.3 million at June 30, 1996 to $92.5 million at June 30, 1997. Of the total increase in interest income, $170,000 was due to an increase in interest income on loans receivable and $4.0 million was due to an increase in the discount accretion, partially offset by a decrease in interest income on investment securities of $1.0 million. The average balance of interest-earning assets increased $56.3 million during this period, as compared to the same period a year ago, primarily due to an increase in average net loans receivable of $79.1 million and an increase in the average balance of interest earning deposits of $13.9 million, partially offset by a decrease in average holdings of mortgage-backed securities of $40.6 million. In addition, net interest spread decreased from 9.62% for the six months ended June 30, 1996 to 9.57% for the same period ending June 30, 1997 primarily due to a decrease in yield on interest-earning assets from 15.79% to 15.58% for the six month periods ending June 30, 1996 and June 30, 1997, respectively.

    INTEREST EXPENSE. Interest expense increased $718,000, or 2.1%, from $33.8 million at June 30, 1996 to $34.5 million at June 30, 1997. The increase resulted from the average balance of interest-bearing liabilities increasing $54.0 million from $1.1 billion at June 30, 1996 to $1.2 billion at June 30, 1997 resulting in a $1.6 million increase in interest expense, partially offset by a $900,000 decrease due to a decrease in the average rate of interest bearing liabilities from 6.17% at June 30, 1996 to 6.01% at June 30, 1997. The increase in average interest-bearing liabilities was due to an increase in the average balance of deposits of $95.9 million, partially offset by the decline in the average balance of FHLB advances of $28.2 million and the decline in other borrowings of $12.8 million.

    PROVISION FOR LOAN LOSSES. The provision for loan losses is determined by management as an amount sufficient to maintain the allowance for loan losses at a level considered adequate to absorb future losses inherent in the loan portfolio in accordance with generally accepted accounting principles. The provision for loan losses decreased $2.4 million, or 78.4%, for the six months ended June 30, 1997, as compared to the six months ended June 30, 1996 primarily due to a decrease in the level of new loan purchases and a decrease in net non-performing loans.

    The Company establishes an allowance for loan losses based upon a systematic analysis of risk factors in the loan portfolio as well as a specific analysis of certain impaired loans. This analysis includes an evaluation of the corporation's loan portfolio, past loan loss experience, current economic conditions, loan volume and growth, composition of the loan portfolio and other relevant factors. Management's analysis results in the establishment of allowance amounts by loan type based on allocations by asset classification. The allowance for loan losses as a percentage of net non-performing loans was 6.50% at June 30, 1997 as compared to 6.49% at December 31, 1996. Net non-performing loans decreased $28.5 million from $203.3 million at December 31, 1996 to $174.8 million at June 30, 1997.

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

    NON-INTEREST INCOME. Total non-interest income decreased $3.4 million, or 35.9% to $6.0 million at June 30, 1997 from $9.4 million at June 30, 1996. This decrease was primarily due to a decrease in the income attributable to the sale of loans of $3.9 million and a decrease of $594,000 in the gain on real estate transactions, partially offset by an increase in the income from other real estate operations, net of $891,000.

    NON-INTEREST EXPENSE. Non-interest expense decreased $1.7 million, or 14.3% from $11.9 million for the six months ended June 30, 1996 to $10.2 million for the six months ended June 30, 1997. The decrease was primarily due to a decrease of $607,000 in other operating expenses reflecting reduced levels of loan purchasing activities, a decrease of $587,000 in the loss on sales of securities available for sale, and a decrease of $554,000 in the SAIF deposit insurance premium.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

    NET INCOME. For the three months ended June 30, 1997, net income of $17.7 million represented an increase of $2.4 million, or 15.6% from the three months ended June 30, 1996. As discussed in more detail below, the increase was primarily due to a decrease in income taxes of $8.0 million and a decrease in total noninterest expense of $1.7 million, partially offset by a decrease in net interest income after provision for loan losses of $4.0 million and a decrease of $3.2 million in total noninterest income.

    INTEREST INCOME. Interest income decreased $6.3 million, or 14.4%, from $43.8 million at June 30, 1996 to $37.5 million at June 30, 1997. Of the total decrease in interest income, $4.3 million was due to a decrease in interest income on loans receivable and $1.4 million was due to a decrease in the discount accretion. The average balance of interest-earning assets increased $50.0 million during this period, as compared to the same period a year ago, primarily due to an increase in average net loans receivable of $72.7 million and an increase in the average balance of interest-earning deposits of $31.7 million, partially offset by a decrease in average holdings of mortgage-backed securities of $57.4 million. In addition, net interest spread decreased from 9.50% for the three months ended June 30, 1996 to 6.85% for the same period ending June 30, 1997 primarily due to an decrease in yield on interest-earning assets from 15.63% to 12.81% for the three month periods ending June 30, 1996 and June 30, 1997, respectively.
The yield on interest-bearing assets for the three months ending June 30, 1996 was favorably impacted by the recognition of additional purchase discount accretion due to the resolution of certain underlying loans.

    INTEREST EXPENSE. Interest expense increased $176,000, or 1.0%, from $16.8 million at June 30, 1996 to $16.9 million at June 30, 1997. The increase resulted from the average balance of interest-bearing liabilities increasing $43.2 million to $1.1 billion at June 30, 1997 resulting in a $644,000 increase in interest expense, partially offset by a $483,000 decrease due to a decrease in the average rate of interest bearing liabilities from 6.13% at June 30, 1996 to 5.96% at June 30, 1997. The increase in average interest-bearing liabilities was due to an increase in the average balance of deposits of $128.6 million, , partially offset by the decline in the average balance of FHLB advances of $66.1 million and the decline in other borrowings of $18.1 million.

    PROVISION FOR LOAN LOSSES. The provision for loan losses is determined by management as an amount sufficient to maintain the allowance for loan losses at a level considered adequate to absorb future losses inherent in the loan portfolio in accordance with generally accepted accounting principles. The provision for loan losses decreased $2.4 million resulting in a net recovery of $261,000, or 78.4%, for the three months ended June 30, 1997, as compared to the three months ended June 30, 1996 primarily due to a decrease in the level of new loan purchases and a decrease in net non-performing loans.

    NON-INTEREST INCOME. Total non-interest income decreased $3.2 million, or 48.6% to $3.4 million at June 30, 1997 from $6.6 million at June 30, 1996. This decrease was primarily due to a decrease in the income attributable to the sale of loans of $3.0 million.

    NON-INTEREST EXPENSE. Non-interest expense decreased $1.7 million, or 23.0% from $7.3 million for the three months ended June 30, 1996 to $5.6 million for the three months ended June 30, 1997. The decrease was primarily due to a decrease $587,000 in the loss on sales of securities available for sale, a decrease of $562,000 in other operating expenses, and a decrease of $390,000 in the SAIF deposit insurance premium.

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

    The future tax liability for the taxable earnings of Beal Financial and the Subchapter-S subsidiaries will be the responsibility of the shareholders of Beal Financial. The Board of Directors of Beal Financial, on June 24, 1997 declared a dividend payable to the shareholders of $10.6 million, which included approximately $7.1 million associated with the amount of tax liability to the shareholders associated with the earnings for the quarter ended June 30, 1997. The dividend was paid to the shareholders on July 30, 1997. It is anticipated that future dividends to shareholders will be declared equal to their tax liability related to the earnings of Beal Financial.

    TEXAS STATE INCOME TAXATION. Beal Financial and each subsidiary currently file Texas franchise tax returns. Texas imposes a franchise tax on the taxable income of savings institutions and other corporations. The franchise tax equals the greater of $2.50 per $1,000 of taxable capital apportioned to Texas, or $45.00 per $1,000 net taxable earned surplus apportioned to Texas. Taxable earned surplus is the federal corporate taxable income of each company within the corporate group determined on a separate company basis with certain modifications. At June 30, 1997, the Company accrued $2.2 million in franchise tax payable for the six months ended June 30, 1997.

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

    Historically, the primary investing activity of the Company has been the purchase of discounted loans from various U.S. government agencies through the sealed bid process or auctions and other private sector sellers. During the three and six month periods ended June 30, 1997, the Company purchased $9.4 and $20.2 million of net loans, respectively. Loan originations for the three and six months ended June 30, 1997 totaled $22.0 and $27.9 million, respectively.

    The Company's primary financing activity has historically been the attraction of deposits. During the three months ended June 30, 1997, the Company experienced a net decrease in deposits of $87.6 million, primarily due to a $68.3 million decrease in retail deposits and a $19.9 million decrease in brokered deposits. The decrease in deposits for the three months ended June 30, 1997 was funded with an increase in FHLB advances of $30 million along with cash flow from normal operations. During the six months ended June 30, 1997, The Company experienced a net decrease in deposits of $31.5 million, primarily due to a $ $68.6 million decrease in retail deposits, partially offset by an increase of $37.1 million in brokered deposits. The decrease in deposits for the six months ended June 30, 1997 was primarily funded with cash flow provided
from normal operations.   The Company had Senior Notes, net, of $57.1 million
and other borrowings of $12.0 million at June 30, 1997.

    The Company has the ability to borrow additional funds from the FHLB of Dallas by pledging assets as collateral, subject to certain restrictions. At June 30, 1997, the Company had an undrawn advance arrangement with the FHLB for $107.4 million.

    The Bank is required to maintain minimum levels of liquid assets as defined by the Texas Savings and Loan Department ("Texas Department"). Unless approved in advance by the Texas Department, a Texas savings bank is required to maintain a minimum of 10% of the previous quarters average deposits in liquid assets. At June 30, 1997, the Bank's liquidity ratio was 14.11%.

    The Company's most liquid asset is cash and cash equivalents. The level of cash equivalents is dependent on the Company's operating, financing, and investing activities during any given period. At June 30, 1997, the Company had cash and cash equivalents of $46.1 million.

    The Company anticipates that it will have sufficient funds available to meet its current foreseeable commitments. At June 30, 1997, the Company had commitments to originate loans of $21.8 million and no outstanding commitments to purchase loans. Certificates of deposits which are scheduled to mature in one year of less at June 30, 1997 totaled $790.6 million. Due to the Company's high interest rate spread, management has typically relied upon interest rate sensitive short-term deposits to fund its loan purchases. The Company believes the potential interest rate risk is acceptable in view of the Company's belief that it can maintain an acceptable net interest spread.

    At June 30, 1997, the Bank exceeded each of its three capital requirements. The following is a summary of the Bank's regulatory capital position at June 30, 1997.


                                             At June 30, 1997
                                  ---------------------------------------
                                      Required(1)             Actual
                                  -----------------    ------------------
                                   Amount   Percent     Amount    Percent
                                  --------  -------    --------   -------
                                           (Dollars in Thousands)
Leverage capital ...............  $113,861    9.00%    $167,886    13.27%
Tier 1 capital .................    40,881    4.00      167,886    16.43
Total risk-based capital .......   112,423   11.00      179,253    17.54

-----------------
(1) Required leverage and total risk-based capital requirements represent higher capital requirements imposed by the Texas Department as a condition to the Bank's continued asset growth.


RATIOS OF EARNING TO FIXED CHARGES

    The Company's consolidated ratios of earnings to fixed charges for the six months ended June 30, 1997 are set forth below. Earnings used in computing the ratios shown consist of earnings from continuing operations before taxes and interest expense. Fixed charges, excluding interest on deposits, represent interest expense on borrowings. Fixed charges, including interest on deposits, represent all of the foregoing items plus interest on deposits. Interest expense (other than on deposits) includes interest on FHLB of Dallas borrowings, the Senior Notes and other borrowed funds.

                                                  For the Six Months Ended
                                                       June 30, 1997
                                                  ------------------------

    Excluding interest on deposits . . . . . . .           11.5:1
    Including interest on deposits . . . . . . .            1.7:1

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

    In the Kenneth L. Musgrave vs. Beal Banc, S.A. lawsuit described in the Form 10-K submission for the period ending December 31, 1996, the Court granted the Bank's motion for Summary Judgment on August 4, 1997 and thereby dismissed all claims of Kenneth Musgrave. The Court's decision is appealable and it is unknown at this time if Mr. Musgrave will appeal.

Item 2.  CHANGES IN SECURITIES

    None.

Items 3. DEFAULTS UPON SENIOR SECURITIES

    None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

Item 5.  OTHER INFORMATION

    None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibit 27--Financial Data Schedule

    (b) On July 28, 1997, the Company filed a Current Report on Form 8-K to report a press release issued the same date announcing earnings for the quarter ended June 30, 1997

                                      SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     BEAL FINANCIAL CORPORATION
                                     Registrant

Date:   May 20, 1997                 /s/ DAVID C. MEEK
                                     -------------------------------------
                                     David C. Meek, President


Date:   May 20, 1997                 /s/ DAVID R. FARMER
                                     -------------------------------------
                                     David R. Farmer, Senior Vice President
                                      and Treasurer (Chief Financial and
                                      Accounting Officer)