Form 10-Q
period 1997-09-30
BEAL FINANCIAL CORP
filed 1997-11-19
CIK 946482

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC   20549

                     -------------------------------------

                                   FORM 10-Q

[X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1997

                                      0R

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

       As of September 30, 1997, there were 300,000 shares of the Registrant's common stock issued and outstanding.

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

PART II. OTHER INFORMATION

            SIGNATURES

BEAL FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
  (In thousands,except share data)

                                                 September 30,  December 31,
                                                      1997          1996
                                                 ------------   ------------
                                                 (Unaudited)

ASSETS

  Cash                                           $        791   $        449
  Interest bearing deposits                            32,040         65,491
                                                 ------------   ------------
    CASH AND CASH EQUIVALENTS                          32,831         65,940

  Accrued interest receivable                          14,708         16,361
  Securities available for sale                       115,292        123,939

  Net loans receivable                                915,559      1,067,393
    Less allowance for losses                         (11,845)       (13,189)
                                                 ------------   ------------
                                                      903,714      1,054,204

  Federal Home Loan Bank stock                         10,051          9,618
  Real estate held for investment or sale             156,074        102,680
  Premises and equipment, net                           6,532          6,803
  Other assets                                         11,977         15,361
                                                 ------------   ------------
                                                 $  1,251,179   $  1,394,906
                                                 ------------   ------------
                                                 ------------   ------------
LIABILITIES
  Deposit accounts                               $    972,051   $  1,043,433
  Federal Home Loan Bank advances                      40,000        146,000
  Senior notes, net                                    57,163         57,094
  Other borrowings                                      9,448         14,748
  Other liabilities                                    11,184         16,834
                                                 ------------   ------------
    TOTAL LIABILITIES                               1,089,846      1,278,109

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, par value $1 per share
    authorized              375,000
    issued and outstanding  300,000                       300            300
  Paid-In capital                                       2,740          2,740
  Unrealized gain on available for sale
    securities, net of tax benefit of $382
    at December 31, 1996.                               3,081            709
  Retained earnings                                   155,212        113,048
                                                 ------------   ------------
    TOTAL STOCKHOLDERS' EQUITY                        161,333        116,797
                                                 ------------   ------------
                                                 $  1,251,179   $  1,394,906
                                                 ------------   ------------
                                                 ------------   ------------


                   See notes to consolidated financial statements

                          BEAL FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                (In thousands)

                                                         Three Months Ended            Nine Months Ended
                                                            September 30,                September 30,
                                                         1997          1996           1997           1996
                                                         ----          ----           ----           ----
Interest Income:
 Loans, including fees                                 $23,411        $23,631       $ 83,584       $ 83,635
 Purchased discount accretion                            8,327         19,861         34,829         42,355
 Investment securities                                   2,524          3,251          8,327         10,040
                                                       ----------------------       -----------------------
  TOTAL INTEREST INCOME                                 34,262         46,743        126,740        136,030

Interest expense:
 Deposits                                               13,788         13,894         43,197         41,565
 Federal Home Loan Bank
  advances and other borrowings                            541            845          1,635          2,985
 Senior notes                                            1,999          1,979          5,981          5,935
                                                       ----------------------       -----------------------
  TOTAL INTEREST EXPENSE                                16,328         16,718         50,813         50,485
                                                       ----------------------       -----------------------
   NET INTEREST INCOME                                  17,934         30,025         75,927         85,545

Provision for loan losses                                1,764            334          2,436          3,443
                                                       ----------------------       -----------------------

   NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                           16,170         29,691         73,491         82,102

Other income
 Gain on sale of loans                                       6          1,413            544          5,813
 Gain on sales of securities available for sale              -          2,026              -          2,026
 Gain on sale of real estate transactions                5,648            583          9,396          4,925
 Other real estate operations, net                         553              -          2,121            677
 Other operating income                                    223              -            417             13
                                                       ----------------------       -----------------------
  TOTAL NONINTEREST INCOME                               6,430          4,022         12,478         13,454

Other expense
 Salaries and employee benefits                          2,701          2,845          6,567          6,764
 Occupancy and equipment                                   566            528          1,790          1,661
 SAIF deposit insurance premium                            176          2,612            513          3,503
 Loss on sales of securities available for sale              -            437              -          1,024
 Other operating expenses                                3,047          2,866          7,847          8,273
                                                       ----------------------       -----------------------

  TOTAL NONINTEREST EXPENSES                             6,490          9,288         16,717         21,225
                                                       ----------------------       -----------------------

  INCOME BEFORE INCOME TAXES                            16,110         24,425         69,252         74,331

 Income Taxes                                              999          8,749          3,164         26,877
                                                       ----------------------       -----------------------

   NET INCOME                                          $15,111        $15,676       $ 66,088       $ 47,454
                                                       ----------------------       -----------------------
                                                       ----------------------       -----------------------

 Income per common share                                $50.37         $52.25        $220.29        $158.18

 Weighted average number of common shares
  outstanding                                              300            300            300            300

                See notes to consolidated financial statements.

                         BEAL FINANCIAL CORPORATION

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                  UNAUDITED
                                (In thousands)

                                                                                                        Nine Months
                                                                                                     ended September 30
                                                                                               -----------------------------
                                                                                                  1997                1996
                                                                                               ---------           ---------
OPERATING ACTIVITIES
    Net income                                                                                 $  66,088           $  47,454

    Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                                                             1,809               1,595
         Accretion of purchased discount                                                         (34,829)            (42,355)
         Provision for loan losses                                                                 2,436               3,443
         Amortization of bond premium and underwriting costs                                         482                 424
         Gains on real estate transactions                                                        (9,396)             (6,368)
         Gain on sales of loans                                                                     (544)             (5,813)
         Loss on sales of investment securities-available for sale                                     -               1,024
         Loss on sale of premises and equipment                                                        7                  71

    Changes in operating assets and liabilities
         Accrued interest receivable                                                              (1,829)             (7,402)
         Prepaid expenses and other assets                                                           (86)             (1,496)
         Accrued interest payable-bonds                                                           (1,833)             (1,833)
         Other liabilities and accrued expenses                                                   (1,031)             15,666
                                                                                               ---------           ---------
                  Net cash provided by
                   operating activities                                                           21,274               4,410


INVESTING ACTIVITIES
    Proceeds from sales of loans                                                                      20              18,628
    Proceeds from sales of securities available for sale                                               -             219,878
    Proceeds from paydowns of securities available for sale                                       10,718              10,750
    Proceeds from sales of Other Investments                                                           -               6,300
    Proceeds from loan collections, less loan originations and advances                          164,325             144,027
    Proceeds from sales of real estate                                                            29,798               8,470
    Proceeds from sales of premises and equipment                                                      5                  43
    Purchases of loans and bid deposits on loan purchases                                        (37,100)           (185,973)
    Purchases of securities available for sale                                                         -            (318,769)
    Purchases of Federal Home Loan Bank stock                                                       (433)             (4,081)
    Purchases of real estate held for invest. or sale and partnership/JV interests               (14,711)             (7,597)
    Capitalized interest on real estate investments                                                    -                (482)
    Purchases of premises and equipment                                                             (396)               (857)
                                                                                               ---------           ---------
                  Net cash provided by (used in)
                   investing activities                                                          152,226            (109,663)


FINANCING ACTIVITIES
    Net increase (decrease) in deposit accounts                                                  (71,383)             49,630
    Increase in long-term debt                                                                       162               1,746
    Decrease in long-term debt                                                                    (5,462)             (1,402)
    Increase (decrease) in advances from the Federal Home Loan Bank                             (106,000)             99,000
    Cash dividends paid                                                                          (23,926)                  -
                                                                                               ---------           ---------
                  Net cash provided by (used in)
                   financing activities                                                         (206,609)            148,974
                                                                                               ---------           ---------
                  Increase (decrease) in cash and
                   cash equivalents                                                              (33,109)             43,721

Cash and cash equivalents at beginning of period                                                  65,940              35,942
                                                                                               ---------           ---------

Cash and cash equivalents at end of period                                                     $  32,831           $  79,663
                                                                                               ---------           ---------
                                                                                               ---------           ---------

Supplemental disclosure of cash flow information
    Cash paid during the period for
         Interest                                                                              $  52,763           $  48,135
         Income taxes                                                                              4,889              18,118

Supplemental disclosure of noncash investing and financing activities
         Real estate acquired in foreclosure or in settlement of loans                         $  69,833           $  30,026

                  See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Rule 10-1 of Regulation S-X. The financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, and 1996 are unaudited and, in the opinion of management, include all adjustments necessary (which consist of only normal recurring adjustments) for a fair presentation of the financial position and results of operations for the interim periods. The results of operations for the nine month period are not necessarily indicative of the results to be expected for the full year.

These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Beal Financial
Corporation's, ("Beal Financial" and with it's Subsidiaries, the "Company"), the parent company of Beal Bank, ssb, (the Bank), annual report in Form 10-K for the year ended December 31, 1996.

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

NOTE C--INCOME TAXES

On March 13, 1997, Beal Financial filed an application with the Internal Revenue Service to elect Subchapter-S status for federal income tax purposes effective January 1, 1997. This election covered all subsidiaries of Beal Financial, including the Bank, except BRE 1, Inc., Beal Affordable Housing, Inc. and BRE-N, Inc.

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

Except as discussed in the preceding paragraph, the future tax liability for the taxable income of Beal Financial and the Subchapter-S subsidiaries will be the responsibility of its' shareholders.

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

FINANCIAL CONDITION

     Beal Financial Corporation ("Beal Financial" and with its subsidiaries, the "Company"), the parent company of Beal Bank, ssb, (the "Bank") had total assets of $1.3 billion at September 30, 1997 representing a decrease of $143.7 million or 10.3%, from $1.4 billion at December 31, 1996. The decrease resulted primarily from a decrease in net loans receivable of $151.8 million, a decrease in cash and cash equivalents of $33.1 million, a decrease in securities available for sale of $8.6 million, and a decrease in other assets of $3.4 million, partially offset by an increase in real estate held for investment or sale of $53.4 million. The decrease in net loans receivable was due primarily to normal principal repayments of loans, early loan payoffs and foreclosures of loans. The Company believes that the combination of a decline in the supply of bulk discounted loans available for purchase and competitors successful bids for bulk asset purchases at net yields which are not acceptable to the Company has resulted, and will continue to result in a decline in total assets, including a decline in net loans receivable. The decrease in securities available for sale was the result of repayments. The increase in real estate held for investment or sale was primarily the result of foreclosures of loans of $69.8 million and purchases of real estate and/or interests in real estate joint ventures of $14.7 million, partially offset by real estate sales of $29.8 million. The decrease in cash and cash equivalents was the result of normal operations. (See also - Liquidity and Capital Resources)

     Total liabilities decreased $188.3 million, or 14.7% from $1.3 billion at December 31, 1996 to $1.1 billion at September 30, 1997, primarily due to a decline in Federal Home Loan Bank ("FHLB") advances of $106.0 million, a decline in deposits of $71.4 million, a decline in other borrowings of $5.3 million, and a decrease in other liabilities of $5.6 million. Advances from the FHLB were repaid primarily with cash flow provided from normal operations. The decrease in deposits for the nine months ended September 30, 1997 was primarily due to an decrease in retail deposits of $53.3 million, and a decrease in brokered deposits of $18.1 million. The net decrease in deposits was
primarily funded by the decrease in cash and cash equivalents.   The decrease
in other liabilities was primarily due to payments of accrued interest on the 12.75%
senior notes due August 15, 2000, (the "Senior Notes"), and payment of accrued Texas franchise tax.

     Stockholders' equity increased $44.5 million from $116.8 million at December 31, 1996 to $161.3 million at September 30, 1997. The change was primarily due to net income of $66.1 million and an increase in the unrealized gain on securities held for sale of $2.4 million, partially offset by dividends paid to shareholders of $24.0 million.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

         NET INCOME. For the nine months ended September 30, 1997, net income of $66.1 million represented an increase of $18.6 million, or 39.3% from the nine months ended September 30, 1996. As discussed in more detail below, the increase was primarily due to a decrease in income taxes of $23.7 million and a decrease in total non-interest expense of $4.5 million, partially offset by a decrease in net interest income after provision for loan losses of $8.6 million, and a decrease of $1.0 million in total non-interest income.

         INTEREST INCOME. Interest income decreased $9.3 million, or 6.8%, from $136.0 million at September 30, 1996 to $126.7 million at September 30, 1997. Of the total decrease in interest income, $7.5 million was due to a decrease in the discount accretion and $1.7 million was due to a decrease in interest income on investment securities. The average balance of interest-earning assets increased $16.4 million during this period, as compared to the same period a year ago, primarily due to an increase in average net loans receivable of $45.5 million, an increase in the average balance of FHLB Stock of $2.7 million, and an increase in the average balance of interest earning deposits of $3.4 million, partially offset by a decrease in average holdings of mortgage-backed securities of $35.2 million. In addition, net interest spread decreased from 9.91% for the nine months ended September 30, 1996 to 8.66% for the same period ending September 30, 1997 primarily due to an decrease in yield on interest-earning assets from 16.00% to 14.69% for the nine month periods ending September 30, 1996 and September 30, 1997, respectively due primarily to a decline in the amount of discount accretion taken.

         INTEREST EXPENSE. Interest expense increased $328,000, or .6%, from $50.5 million at September 30, 1996 to $50.8 million at September 30, 1997. The increase resulted from the average balance of interest-bearing liabilities increasing $16.0 million to $1.1 billion at September 30, 1997, resulting in a $708,000 increase in interest expense, partially offset by a $380,000 decrease due to a decrease in the average rate of interest bearing liabilities from 6.08% at September 30, 1996 to 6.03% at September 30, 1997. The increase in average interest-bearing liabilities was due to an increase in the average balance of deposits of $54.4 million, partially offset by the decline in the average balance of FHLB advances of $20.7 million and the decline in other borrowings of $17.8 million.

         PROVISION FOR LOAN LOSSES. The provision for loan losses is determined by management as an amount sufficient to maintain the allowance for loan losses at a level considered adequate to absorb future losses inherent in the loan portfolio in accordance with generally accepted accounting principles. The provision for loan losses decreased $1.0 million, or 29.2%, for the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996 primarily due to a decrease in the level of new loan purchases and a decrease in net non-performing loans.

         The Company establishes an allowance for loan losses based upon a systematic analysis of risk factors in the loan portfolio as well as a specific analysis of certain impaired loans. This analysis includes an evaluation of the Company's loan portfolio, past loan loss experience, current economic conditions, loan volume and growth, composition of the loan portfolio and other relevant factors. Management's analysis results in the establishment of allowance amounts by loan type based on allocations by asset classification. The allowance for loan losses as a percentage of net non-performing loans was 8.55% at September 30, 1997 as compared to 6.49% at December 31, 1996. Net non-performing loans decreased $64.7 million from $203.3 million at December 31, 1996 to $138.6 million at September 30, 1997.

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

         NON-INTEREST INCOME. Total non-interest income decreased $1.0 million, or 7.25% to $12.5 million at September 30, 1997 from $13.5 million at September 30, 1996. This decrease was due to a decrease in the income attributable to the sale of loans of $5.3 million and a decrease of $2.0 million in gains on sales of securities, partially offset by an increase in the gain on real estate transactions of $4.5 million, an increase in the income from other real estate operations of $1.4 million, and a increase in other operating income of $404,000.

       NON-INTEREST EXPENSE. Non-interest expense decreased $4.5 million, or 21.2% from $21.2 million for the nine months ended September 30, 1996 to $16.7 million for the nine months ended September 30, 1997. The decrease was primarily due to a decrease of $3.0 million in the SAIF deposit insurance premium, a decrease of $1.0 million in the loss on sales of securities available for sale, and a decrease of $426,000 in other operating expenses.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

         NET INCOME. For the three months ended September 30, 1997, net income of $15.1 million represented a decrease of $565,000, or 3.6% from the three months ended September 30, 1996. As discussed in more detail below, the decrease was primarily due to a decrease in net interest income after provision for loan losses of $13.5 million, partially offset by a increase of

$2.4 million in total non-interest income, a decrease in total non-interest expense of $2.8 million, and a decrease in income taxes of $7.8 million.

         INTEREST INCOME. Interest income decreased $12.5 million, or 26.7%, from $46.7 million at September 30, 1996 to $34.3 million at September 30, 1997. Of the total decrease in interest income, $11.5 million was due to an decrease in the discount accretion, $727,000 was due to a decrease in interest from investment securities, and $220,000 was due to a decrease in interest income on loans receivable. The average balance of interest-earning assets decreased $26.6 million during this period, as compared to the same period a year ago, primarily due to a decrease in average holdings of mortgage-backed securities of $24.8 million and a decrease in the average balance of interest-earning deposits of $21.8 million, partially offset by an increase in average net loans receivable of $19.4 million and an increase in FHLB Stock of $600,000. In addition, net interest spread decreased from 10.77% for the three months ended September 30, 1996 to 6.58% for the same period ending September 30, 1997 primarily due to a decrease in yield on interest-earning assets from 16.88% to 12.68% for the three month periods ending September 30, 1996 and September 30, 1997, respectively due primarily to a decline in the amount of discount accretion taken.

         INTEREST EXPENSE. Interest expense decreased $390,000, or 2.3%, from $16.7 million at September 30, 1996 to $16.3 million at September 30, 1997.
The decrease resulted from the average balance of interest-bearing liabilities decreasing $22.1 million to $1.1 billion at September 30, 1997 resulting in a $326,000 decrease in interest expense, and a $64,000 decrease due to a decrease in the average rate of interest bearing liabilities from 6.12% at September 30, 1996 to 6.10% at September 30, 1997. The decrease in average interest-bearing liabilities was due to a decrease in the average balance of deposits of $4.4 million, a decline in the average balance of FHLB advances of $5.9 million and the decline in other borrowings of $11.8 million.

         PROVISION FOR LOAN LOSSES. The provision for loan losses is determined by management as an amount sufficient to maintain the allowance for loan losses at a level considered adequate to absorb future losses inherent in the loan portfolio in accordance with generally accepted accounting principles. The provision for loan losses increased $1.4 million, or 428.1%, for the three months ended September 30, 1997, as compared to the three months ended September 30, 1996. Prior to March 31, 1997, the Bank had historically performed detailed asset reviews and asset classifications semi-annually at June 30 and December 31. Commencing March 31, 1997, the Bank is now performing semi-annual reviews at March 31 and September 30. Historically, significant fluctuations in the provision for loan losses have occurred at the semi-annual review dates. This change in the timing of the semi-annual reviews accounts for the increase of $1.4 million in the provision for loan losses for the three months ended September 30, 1997 as compared to the same period ended September 30, 1996.

         NON-INTEREST INCOME. Total non-interest income increased $2.4 million, or 59.9% to $6.4 million for the three months ended September 30, 1997 from $4.0 million for the three months ended September 30, 1996. This increase was primarily due to an increase in the gains on sales of real estate of $5.1 million and increases in real estate operating income of $553,000, partially offset by a decrease in the income attributable to the gains on sales of loans of $1.4 million, and a decrease in gains on sales of securities of $2.0 million.

         NON-INTEREST EXPENSE. Non-interest expense decreased $2.8 million, or 30.1% from $9.3 million for the three months ended September 30, 1996 to $6.5 million for the three months ended September 30, 1997. The decrease was primarily due to a decrease of $2.4 million in the SAIF deposit insurance premium and a decrease of $437,000 in the loss on sales of securities available for sale.

FEDERAL AND STATE TAXATION

         Federal Taxation. Beal Financial filed with the Internal Revenue Service on March 13, 1997, to elect Subchapter-S status for federal income tax purposes effective January 1, 1997. This election covered all subsidiaries of Beal Financial, including the Bank, except for Beal Affordable Housing, Inc. ("BAH") and BRE-N, Inc.("BRE-N"), (the "Subchapter-S subsidiaries"), which elected to remain Subchapter-C Corporations for federal tax purposes. Concurrent with the change to Subchapter-S status, Beal Financial and all subsidiaries changed their tax and fiscal year-ends to December 31 from the previous September 30 year-ends. Therefore, Beal Financial filed a consolidated Subchapter-C federal tax return for the six months ended December 31, 1996.

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

         The future tax liability for the taxable earnings of Beal Financial and the Subchapter-S subsidiaries will be the responsibility of the shareholders of Beal Financial. The Board of Directors of Beal Financial, on October 28, 1997, declared a dividend payable to the shareholders of $9.1 million, which included approximately $6.0 million associated with the amount of tax liability to the shareholders associated with the earnings for the quarter ended September 30, 1997. The dividend was paid to the shareholders on October 30, 1997. It is anticipated that future dividends to shareholders will be declared equal to at least their tax liability related to the earnings of Beal Financial.

       TEXAS STATE INCOME TAXATION. Beal Financial and each subsidiary currently file Texas franchise tax returns. Texas imposes a franchise tax on the taxable income of savings institutions and other corporations. The franchise tax equals the greater of $2.50 per $1,000 of taxable capital apportioned to Texas, or $45.00 per $1,000 net taxable earned surplus apportioned to Texas. Taxable earned surplus is the federal corporate taxable income of each company within the corporate group determined on a separate company basis with certain modifications. During

September, 1997, the Company made a $3.2 million payment of franchise tax liability for the year ended December 31, 1996.

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

         Historically, the primary investing activity of the Company has been the purchase of discounted loans from various U.S. government agencies through the sealed bid process or auctions and other private sector sellers. During the three and nine month periods ended September 30, 1997, the Company purchased $15.0 and $35.2 million of net loans, respectively as compared to purchases of $151.6 million and $187.0 million for the same periods ended last year. Loan originations for the three and nine months ended September 30, 1997 totaled $29.1 and $57.0 million, respectively as compared to originations of $41.4 million and $104.5 million for the same periods ended last year.

         The Company's primary financing activity has historically been the attraction of deposits. During the three months ended September 30, 1997, the Company experienced a net decrease in deposits of $13.1 million, primarily due to a $42.1 million increase in retail deposits and a $55.2 million decrease in brokered deposits. During the nine months ended September 30, 1997, The Company experienced a net decrease in deposits of $33.4 million, primarily due to a $15.3 million decrease in retail deposits and a decrease of $18.1 million in brokered deposits. The decrease in deposits for the nine months ended September 30, 1997 was primarily funded with cash flow provided from normal operations. The Company had Senior Notes, net, of $57.1 million and other borrowings of $9.4 million at September 30, 1997.

On October 30, 1997, the Bank executed a Branch Purchase and Assumption Agreement ( the "Agreement") with Guaranty Bank, SSB, ("Guaranty"), a state savings bank located in Milwaukee, Wisconsin, to sell the Bank's Winnetka, Illinois branch. It is anticipated that the transaction will close on, or before, January 9, 1998 after all of the necessary regulatory approvals are received by both institutions. The Agreement calls for Guaranty to assume the branch deposits at closing date, to accept an assignment of the office lease, and to purchase immaterial amounts of furniture and fixtures. The Winnetka branch had total deposits of $35.7 million as of September 30, 1997. It is anticipated that the deposits at the closing date will be significantly lower and that the sale will be funded from normal operations.

         The Company has the ability to borrow additional funds from the FHLB of Dallas by pledging assets as collateral, subject to certain restrictions. At September 30, 1997, the Company had an undrawn advance arrangement with the FHLB for $88.0 million.

       The Bank is required to maintain minimum levels of liquid assets as defined by the Texas Savings and Loan Department ("Texas Department").
Unless approved in advance by the Texas Department, a Texas savings bank is required to maintain a minimum of 10% of the previous quarters average deposits in liquid assets. At September 30, 1997, the Bank's liquidity ratio was 12.30%.

       The Company's most liquid asset is cash and cash equivalents. The level of cash equivalents is dependent on the Company's operating, financing, and investing activities during any given period. At September 30, 1997, the Company had cash and cash equivalents of $32.8 million.

       The Company anticipates that it will have sufficient funds available to meet its current foreseeable commitments. At September 30, 1997, the Company had commitments to originate loans of $4.4 million and $20.7 million of outstanding commitments to purchase loans. Certificates of deposits which are scheduled to mature in one year or less at September 30, 1997 totaled $755.8 million. Due to the Company's high interest rate spread, management has typically relied upon interest rate sensitive short-term deposits to fund its loan purchases. The Company believes the potential interest rate risk is acceptable in view of the Company's belief that it can maintain an acceptable net interest spread.

       At September 30, 1997, the Bank exceeded each of its three capital requirements. The following is a summary of the Bank's regulatory capital position at September 30, 1997.

                                                 At September 30, 1997
                                      -----------------------------------------
                                          Required(1)              Actual
                                      -------------------    ------------------
                                       Amount    Percent      Amount    Percent
                                       ------    -------      ------    -------
                                                (Dollars in Thousands)
Leverage capital ...................  $110,930     9.00%     $185,159    15.02%
Tier 1 capital .....................    40,502     4.00       185,159    18.29
Total risk-based capital ...........   111,381    11.00       197,004    19.46

(1) Required leverage and total risk-based capital requirements represent higher capital requirements imposed by the Texas Department as a condition to the Bank's continued asset growth.

On October 13, 1997, the Department notified the Bank's Board of Directors that the Department was rescinding the requirement that the Bank maintain minimum capital requirements of 9% for Leverage capital and 11% for risked-based capital, based on a business plan submitted to the Department by the Bank and the Department's evaluation of the Bank's latest examination as of March 31, 1997. The business plan generally anticipates a decline in total assets, absent the Company being the successful bidder for additional bulk asset purchases; a continued improvement in the Company's level of classified assets; the discontinuation of the Company's foreign lending program; and the Bank maintaining a Tier I capital ratio of at least 10%. The Department must be provided with 30 days prior written notice of any actions planned or anticipated that might reasonably be expected to result in a material deviation from the business plan. For purposes of such advance notification, material deviation would include, but not necessarily be limited to, material deviations in capital levels, total asset growth or bulk asset purchases in any quarter, or any resumption of foreign lending.

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

RATIOS OF EARNING TO FIXED CHARGES

       The Company's consolidated ratios of earnings to fixed charges for the nine months ended September 30, 1997 are set forth below. Earnings used in computing the ratios shown consist of earnings from continuing operations before taxes and interest expense. Fixed charges, excluding interest on deposits, represent interest expense on borrowings. Fixed charges, including interest on deposits, represent all of the foregoing items plus interest on deposits. Interest expense (other than on deposits) includes interest on FHLB of Dallas borrowings, the Senior Notes and other borrowed funds.

                                                     For the Nine Months Ended
                                                        September 30, 1997
                                                     -------------------------
       Excluding interest on deposits . . . . . . .          10.1:1
       Including interest on deposits . . . . . . .           1.5:1

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

                                BEAL FINANCIAL CORPORATION
                                Registrant



Date: November 19, 1997         /s/ David C. Meek
                                ------------------------------------
                                David C. Meek, President



Date: November 19, 1997         /s/ David R. Farmer
                                ------------------------------------
                                David R. Farmer, Senior Vice President and
                                Treasurer (Chief Financial and Accounting
                                Officer)