Form 10-K
period 1997-12-31
BEAL FINANCIAL CORP
filed 1998-04-14
CIK 946482

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission File Number 33-93312

                           BEAL FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                    Texas                             75-2583551

(State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)

Suite 300, LB 66, 15770 North Dallas Parkway, Dallas, Texas            75248
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:    (972) 404-4000

          Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                                      None
                                (Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES X NO .

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates of the registrant was $0, as all shares of the Registrant were held by affiliates of the Registrant at December 31, 1997.

        As of December 31, 1997, there were issued and outstanding 300,000 shares of the Registrant's Common Stock.

         DOCUMENTS INCORPORATED BY REFERENCE

        None.

                                                 TABLE OF CONTENTS




ITEM 1.           BUSINESS.....................................................................................  1
         General  .............................................................................................  1
         Forward-Looking Statements............................................................................  2
         Lending Activities....................................................................................  3
                  General. ...................................................................................   3
                  Loan Portfolio Composition...................................................................  4
                  Contractual Principal Repayments.............................................................  6
                  Geographic Distribution of Real Estate Secured Loans.........................................  7
         Loan Acquisition, Resolution, Origination and Sale Activities.........................................  9
                  General. ....................................................................................  9
                  Originations, Purchases and Sales of Mortgage Loans.......................................... 11
                  Acquisition of Discounted Loans.............................................................. 13
                  One- to Four-Family Residential Mortgage Lending............................................. 14
                  Multi-Family and Commercial Real Estate Lending.............................................. 14
                  Construction, Development and Land Lending................................................... 16
                  Consumer Lending............................................................................. 16
                  Commercial Business Lending.................................................................. 17
                  Foreign Lending Activities................................................................... 17
         Loan Delinquencies and Non-Performing Assets...........................................................18
                  Non-Accruing Loans........................................................................... 19
                  Accruing Loans Delinquent More than 90 Days...................................................19
                  Foreclosed Assets............................................................................ 19
                  Other Loans of Concern........................................................................20
                  Classified Assets............................................................................ 20
                  Allowance for Loan Losses.................................................................... 20
         Investment Activities..................................................................................24
                  General. .................................................................................... 24
         Sources of Funds...................................................................................... 25
                  General. .................................................................................... 25
                  Deposits..................................................................................... 25
                  Borrowings................................................................................... 27
         Subsidiaries of the Company........................................................................... 28
         Subsidiaries of the Bank...............................................................................29
                  Beal Nevada Corp., ("BNC")................................................................... 29
                  Beal Mortgage, Inc. ("BMI") and Beal Properties, Inc. ("BPI")
                     and Beal/H.S., Inc. ("BHS")............................................................... 29
                  Loan Acceptance Corp. ("LAC").................................................................30
                  BRE, Inc. ("BRE").............................................................................30
                  Beal Affordable Housing, Inc. ("BAH")........................................................ 30
                  Foreign Lending Corporation ("FLC").......................................................... 31
         Competition........................................................................................... 31
         Employees............................................................................................. 31
         Regulation............................................................................................ 32
                  General. .................................................................................... 32
                  The Conversion............................................................................... 32
                  Texas Law and Supervision by the Texas Department.............................................32
                  Federal Regulation of State-Chartered Savings Banks...........................................33
                  Insurance of Accounts and Regulation by the FDIC..............................................34
                  Regulatory Capital Requirements and Prompt Corrective Regulatory Action...................... 35
                  Limitations on Dividends and Other Capital Distributions......................................38
                  Liquidity.................................................................................... 38
                  Qualified Thrift Lender Test..................................................................38
                  Community Reinvestment Act................................................................... 38
                  Transactions with Affiliates................................................................. 39
                  Holding Company Regulation................................................................... 39
                  Federal Securities Law....................................................................... 39
                  Federal Reserve System....................................................................... 39
                  Federal Home Loan Bank System.................................................................40




         Federal and State Taxation............................................................................ 40
                  Federal Taxation............................................................................. 40
                  Texas State Income Taxation.................................................................. 41
                  Delaware Taxation............................................................................ 41

ITEM 2.           PROPERTIES................................................................................... 42

ITEM 3.           LEGAL PROCEEDINGS............................................................................ 43

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................43

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.................... 43

ITEM 6.           SELECTED FINANCIAL DATA...................................................................... 44

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS.................................................................... 46
         General  ............................................................................................. 46
         Financial Condition................................................................................... 46
         Results of Operations................................................................................. 47
                  Average Balance, Interest and Average Yields and Rates........................................48
                  Rate/Volume Analysis......................................................................... 49
         Comparison of Operating Results for the Fiscal Year Ended December 31, 1997 and the
            Twelve Months Ended December 31, 1996.............................................................. 50
                  Net Income................................................................................... 50
                  Net Interest Income.......................................................................... 50
                  Interest Income.............................................................................. 50
                  Interest Expense............................................................................. 50
                  Provision for Loan Losses.................................................................... 50
                  Non-Interest Income.......................................................................... 51
                  Non-Interest Expense......................................................................... 51
                  Income Taxes................................................................................. 51
         Comparison of Operating Results for the Fiscal Years Ended June 30, 1996 and 1995..................... 51
                  Net Income................................................................................... 51
                  Net Interest Income.......................................................................... 51
                  Interest Income.............................................................................. 51
                  Interest Expense............................................................................. 51
                  Provision for Loan Losses.................................................................... 52
                  Non-Interest Income.......................................................................... 52
                  Non-Interest Expense......................................................................... 52
                  Year 2000.................................................................................... 52
                  Income Taxes................................................................................. 53
         Liquidity and Capital Resources....................................................................... 53
         Impact of Inflation and Changing Prices............................................................... 54
         Ratios of Earnings to Fixed Charges................................................................... 54

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                   MARKET RISK................................................................................. 55

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION............................................59

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE...........................................................86

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS............................................................. 86
         Directors of Beal Financial ...........................................................................86
         Executive Officers of the Company..................................................................... 86
         Board of Directors of the Bank........................................................................ 87
         Executive Officers of the Bank.........................................................................88
         Meetings and Committees of the Board of Directors of the Company and the Bank..........................89
         Compensation Committee Interlocks and Insider Participation............................................90




         Compensation of Directors............................................................................. 90

ITEM 11.          EXECUTIVE COMPENSATION....................................................................... 91
         Compensation of Executive Officers.................................................................... 91
         Executive Bonus Plan.................................................................................. 91
         Benefits.............................................................................................. 92

ITEM 12.          STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS................................................. 93

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................................... 93
         Certain Transactions.................................................................................. 93

ITEM 14.          EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON
                  FORM 8-K..................................................................................... 94


                                     PART I

ITEM 1.   BUSINESS

General

         Beal Financial Corporation ("Beal Financial" and with its subsidiaries the "Company"), a Texas corporation, was organized by the stockholders of Beal Bank, SSB (the "Bank") for the purpose of acquiring all of the outstanding capital stock of the Bank, which it indirectly owns through its wholly owned subsidiary, Beal Banc Holding Company, a Delaware corporation. Beal Financial is owned primarily by D. Andrew Beal, Chairman of the Board of the Bank. Beal Financial, through Beal Banc Holding Company, acquired ownership of the Bank in July 1995 and is subject to regulation by the Office of Thrift Supervision (the "OTS"). The most significant asset of Beal Financial is its indirect ownership of the capital stock of the Bank. At December 31, 1997, the business of the Company consisted primarily of the business of the Bank and its subsidiaries. All references to the Company, unless otherwise indicated, prior to July 1, 1995 refer to its subsidiaries, including the Bank and its subsidiaries on a consolidated basis. In calendar year 1996, the Company changed its fiscal year end from June 30 to December 31 in connection with its tax election to be treated as a Subchapter S corporation. See "Federal and State Taxation - Federal Taxation."

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

         The Company's primary business has historically consisted of purchasing pools of performing and, to a lesser extent, purchasing and resolving non-performing mortgage loans, in each case such loans are secured by single-family (one to four units) residences, multi-family residential real estate (over four units), commercial real estate and, to a much lesser extent, undeveloped land and business assets. These loans are generally purchased at discounts from the principal balances of the loans ("discounted loans") primarily from the U.S. Department of Housing and Urban Development ("HUD"), the FDIC and private sector sellers located nationwide. The Company had purchased a significant amount of discounted loans from the Resolution Trust Company (the "RTC") prior to December 31, 1995, the date of the RTC's termination. Although, the Company's current business strategy emphasizes the ongoing identification and purchase of discounted loans, primarily secured by real estate, which management believes are undervalued due to market, economic and competitive conditions; due to the termination of the RTC and increased competition for these assets, the supply of discounted loans meeting the Company's investment criteria has steadily decreased, resulting in a decline in discounted loan purchases. See "- Loan Acquisition, Resolution, Origination and Sale Activities." The Company's current business strategy is to continue to opportunistically purchase discounted loans while attempting to leverage its core expertise by increasing its originations of multi-family and commercial real estate, construction, development and land loans. In this regard, the Company recently entered into an executive bonus plan with President David C. Meek, who has extensive experience in both asset resolution and in the origination of commercial real estate loans. The executive bonus plan is based upon the amount of earnings the Company derives from designated loan originations exceeding a hurdle rate of prime plus 1.5%. See "Item 11 - Incentive Compensation."

         The Company originates multi-family and commercial real estate, construction, development and land loans within its primary market area and other areas within the state of Texas. The Company considers its primary market area for deposits and loan originations to consist of Collin, Dallas, Denton, Ellis, Kaufman, Rockwall, Fort Bend,

Harris, Liberty, Montgomery and Waller counties, Texas. These counties consist of communities comprising the Dallas and Houston metropolitan statistical areas, respectively. See "Subsidiaries of the Bank."

         In addition to its loan purchasing and lending activities, the Company is actively engaged in direct equity real estate investments, including the development of residential lots through the Bank's subsidiaries, Beal Mortgage, Inc. ("BMI"), Beal Properties Inc. ("BPI") and Beal/H.S. Inc. ("BHS") and through various single purpose subsidiaries. At December 31, 1997, the Company's real estate held for development totaled $23.5 million (excluding $2.6 million sold in the first quarter of 1998). BMI and BPI also held in the aggregate $10.3 million of income producing properties (primarily consisting of the buildings located adjacent to the Bank's corporate headquarters). See "- Subsidiaries of the Bank."

         In addition, Beal Financial purchased from the Bank in 1996 a 45.1% participation interest in sixteen loans for a payment of $18.5 million. The participation agreement provides that the Company's interest in the loans will be junior to the Bank's interest in that the principal amount of loans owed to the Bank will be repaid prior to the principal amount owed to the Company. Beal Financial's current interest, as of December 31, 1997, was $10.7 million and is secured by nine foreclosed properties. See "Lending Activities General."

         In addition, the Company is engaged in the ownership of multi-family projects that qualify for low-income housing tax credits through the Bank's subsidiary, Beal Affordable Housing ("BAH"). BAH has invested a total of $26.0 million in three affordable housing apartment buildings at December 31, 1997. See "Subsidiaries of the Bank" and "- Regulation - Federal Regulation of State-Chartered Savings Banks."

         The Bank funds its discounted loan purchases, loan originations and real estate investments primarily through the attraction of deposits from the general public, including brokered deposits, and, to a lesser extent, borrowings from the FHLB of Dallas and other sources. The Bank has branch offices located in Dallas and Houston, Texas and Winnetka, Illinois. The Bank has entered into a contract to sell the Winnetka branch. This transaction should be consummated during the second quarter of 1998. See "Sources of Funds - Deposits."

         At December 31, 1997, the Bank was a "well capitalized institution" as defined in FDIC regulations and had tier 1 capital to total assets ("leverage capital ratio"), tier 1 capital to risk-weighted assets ("tier 1 capital ratio") and total capital to risk-weighted assets ("total risk-based capital ratio") of 13.81%, 17.90% and 19.05%, respectively.

         The executive offices of the Company are located at 15770 N. Dallas Parkway, Suite 300, Dallas, Texas 75248. Its telephone number at that address is
(972) 404-4000.

Forward-Looking Statements

         When used in this Form 10-K or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe" or similar expressions or by use of the negative of such terminology are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, particularly in the market areas the Company operates, changes in the domestic or foreign business, financial and securities markets, financial or legal conditions, changes in prevailing interest rates and the credit risks related to the Company's lending activities, and in the competitive and regulatory factors affecting financial institutions and the availability of and costs associated with sources of liquidity, all could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

         The Company does not undertake, and specifically disclaims any obligations, to revise any forward- looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

         At December 31, 1997 the Company's gross loan portfolio totaled $1.1 billion. The Company's unaccreted purchase discounts and fees at December 31, 1997 totaled $231.8 million. The Company's gross loan portfolio at December 31, 1997 was comprised primarily of one- to four-family residential mortgage loans (18.6%), commercial real estate loans (29.4%) and multi-family residential real estate loans (28.0%). The balance of the gross loan portfolio included land loans (6.2%), construction and development loans (8.6%), consumer loans (7.0%) and commercial business loans (2.2%). At December 31, 1997 the Company's net loan portfolio totaled $887.8 million. The Company's net loan portfolio at December 31, 1997 was comprised primarily of one- to four-family residential mortgage loans (19.9%), commercial real estate loans (29.7%) and multi-family residential real estate loans (26.2%). The balance of the net loan portfolio included land loans (5.8%), construction and development loans (9.0%), consumer loans (7.6%) and commercial business loans (1.8%).

         At December 31, 1997, approximately 22.5% of the Company's gross real estate mortgage loans (including one- to four-family junior lien loans classified as consumer loans) were secured by real estate properties located in Texas. The Company also has loans secured by real estate properties (including one- to four-family junior lien loans) located in California and Florida, representing 19.6% and 15.2% of the Company's gross loan portfolio, respectively. At December 31, 1997, there were no other states where loans secured by real estate properties (including one- to four-family junior lien loans) exceeded 5%. The balance of the Company's real estate mortgage loans were secured by properties located in the northeast, the midwest, and throughout the rest of the United States. See "- Geographic Distribution of Real Estate Secured Loans."

         Texas law limits the maximum amount the Bank may lend to one borrower or group of related borrowers to the greater of $500,000, or 15%, of unimpaired capital and surplus. At December 31, 1997, the Bank's loan to one borrower limit was $28.2 million. At that date, the largest amount outstanding to any one borrower or group of affiliated borrowers was $20.9 million, net and is secured by a first lien on 720 acres of land and improvements in Harris County, Texas and a first lien on a 27 hole golf course, restaurant, 60 room hotel plus 208 acres of land to be developed located in Southern, California. The next largest relationship totaled $20.3 million, net and is secured by a first lien on 727 acres located in Denton County, Texas, and a pledge of a 49% partnership interest in a partnership which owns an additional 1,490 acres in Collin County, Texas. The Bank's third largest relationship totaled $18.3 million, net and consisted of seven letters of credit aggregating $16.8 million, net, which, if drawn against shall be secured by first liens on eight office buildings located in Houston, Texas and the balance of $1.5 million, secured by first liens on three small office buildings located in Houston, Texas. All of these loans are performing in accordance with their respective repayment terms. See "Multi-family and Commercial Real Estate Lending" and "Regulation - Texas Law and Supervision by the Texas Department".

         The Company has two other loans to any borrower or group of related borrowers in excess of $15.0 million, net (aggregating $31.6 million, net), three such lending relationships in excess of $10.0 million, net (aggregating $32.3 million), an additional four such lending relationships in excess of $7.5 million, net (aggregating $34.1 million), an additional eight such lending relationships in excess of $5.0 million, net (aggregating $58.3 million) and an additional 50 such lending relationships in excess of $2.0 million, net (aggregating $150.3 million). At December 31, 1997, 15 of these lending relationships in excess of $2.0 million, net, aggregating $75.7 million were non-performing. See "- Loan Delinquencies and Non-Performing Assets."

         Loan Portfolio Composition. The following table sets forth information concerning the composition of the Company's loan portfolio, in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.


                                                                              June 30,
                                         -----------------------------------------------------------------------------------
                                                1993                 1994                 1995                   1996
                                         -----------------    ------------------   ------------------   --------------------
                                         Amount    Percent    Amount     Percent   Amount     Percent    Amount      Percent
                                         ------    -------    ------     -------   ------     -------    ------      -------

Real Estate Loans:
 One- to four-family ...............   $ 62,540     42.53%   $ 67,169     21.81    $ 237,585     35.70% $ 273,780     22.47%
 Commercial ........................     30,271     20.58      93,496     30.37      109,080     16.39    321,385     26.38
 Multi-family ......................     20,675     14.06      55,633     18.07      124,985     18.78    341,696     28.05
 Construction or development .......      3,893      2.65      27,100      8.80       51,284      7.71     85,133      6.99
 Land ..............................      7,089      4.82       9,889      3.21       35,997      5.41    100,047      8.21
                                        -------     -----      ------     -----      -------     -----  ---------     -----
     Total real estate loans .......    124,468     84.64     253,287     82.26      558,931     83.99  1,122,041     92.10

Other Loans:
 Consumer Loans:

  One- to four-family - junior liens      9,993      6.79      19,549      6.35       44,999      6.77     50,146      4.12
  Timeshares .......................      1,599      1.09      18,249      5.93       11,668      1.75      7,809       .64
  Other ............................      3,747      2.55       7,139      2.32        4,791       .72      8,373       .69
                                         ------     -----      ------     -----       ------      ----  ---------     -----

     Total consumer loans ..........     15,339     10.43      44,937     14.60       61,458      9.24     66,328      5.45
 Commercial business loans .........      7,253      4.93       9,662      3.14       45,060      6.77     29,886      2.45
                                         ------     -----      ------     -----       ------      ----  ---------     -----

                                                                                                        1,218,255    100.00%
     Total loans ...................    147,060    100.00%    307,886    100.00%     665,449    100.00%
                                                   ------                ------                 ------
                                                   ------                ------                 ------

Less:

 Loans in process ..................      1,558                11,235                21,217                27,172
 Deferred fees and discounts .......     43,447                73,190               144,927               281,837
 Allowance for loan losses .........      1,245                 3,547                 6,137                11,832
 Loans held for sale ...............         --                    --                   866                    --
                                      ---------             ---------             ---------             ---------
      Total loans receivable, net ..  $ 100,810             $ 219,914             $ 492,302             $ 897,414
                                      ---------             ---------             ---------             ---------
                                      ---------             ---------             ---------             ---------





                                                         December 31,
                                           -----------------------------------------
                                                  1996                   1997
                                           ------------------     ------------------
                                           Amount     Percent     Amount     Percent
                                           ------     -------     ------     -------
Real Estate Loans:

 One- to four-family ...............    $ 276,591     19.37%   $ 213,584    18.60%
 Commercial ........................      388,460     27.20      337,825    29.42
 Multi-family ......................      466,697     32.68      321,423    27.99
 Construction or development .......       74,437      5.21       98,503     8.58
 Land ..............................       95,684      6.70       71,379     6.21
                                        ---------     -----    ---------    -----
     Total real estate loans .......    1,301,869     91.16    1,042,714    90.80%

Other Loans:
 Consumer Loans:

  One- to four-family - junior liens       77,528      5.43       71,465     6.22
  Timeshares .......................        6,446       .45        3,615      .31
  Other ............................        7,095       .50        5,003      .44
                                        ---------     -----    ---------    -----

     Total consumer loans ..........       91,069      6.38       80,083     6.97
 Commercial business loans .........       35,131      2.46       25,554     2.23
                                        ---------     -----    ---------    -----

     Total loans ...................    1,428,069    100.00%   1,148,351   100.00%
                                                     ------                ------
                                                     ------                ------

Less:

 Loans in process ..................       16,364                16,806
 Deferred fees and discounts .......      344,312               231,800
 Allowance for loan losses .........       13,189                11,912
 Loans held for sale ...............           --                    --
                                      -----------             ---------
      Total loans receivable, net ..  $ 1,054,204             $ 887,833
                                      -----------             ---------
                                      -----------             ---------



         The following table sets forth information concerning the composition of the Company's loan portfolio after deduction for loans in process, deferred fees and discounts, allowance for loan losses and loans held for sale at December 31, 1997.



                                                                         At December 31, 1997
                                           ----------------------------------------------------------------------------------
                                                                                                                   Deferred
                                                                                                                   Fees and
                                                                                                                   Discounts
                                                                                                                      as a
                                           Gross                      Deferred       Allowance                     Percentage
                                           Loan         Loans in      Fees and       for Loan                       of Gross
                                           Amount         Process      Discounts       Losses           Net          Loans
                                           ----------   ---------     ----------     ----------        --------   ----------
                                                                       (Dollars In Thousands)

REAL ESTATE LOANS:
  One- to four-family -
     first liens.....................    $   213,584     $     ---       $ 33,098       $  4,051       $176,435       15.50%
  Commercial.........................        337,825           ---         72,170          1,986        263,669       21.36
  Multi-family.......................        321,423           ---         87,072          1,316        233,035       27.09
  Construction or development........         98,503        16,806          1,548             16         80,133        1.57
  Land...............................         71,379           ---         19,034            898         51,447       26.67
                                           ---------        ------        -------         ------        -------
       Total real estate loans.......      1,042,714        16,806        212,922          8,267        804,719       20.42


OTHER LOANS:
Consumer Loans:

  One- to four-family -

      junior liens...................         71,465           ---          7,713          1,756         61,996       10.79
  Timeshares.........................          3,615           ---            615            642          2,358       17.01
  Other..............................          5,003           ---          1,132           684           3,187      22.63
                                           ---------        ------        -------         ------        -------
  Total consumer loans...............         80,083           ---          9,460          3,082         67,541       11.81
Commercial business loans............         25,554           ---          9,418            563         15,573       36.86
                                           ---------        ------        -------         ------        -------
      Total other loans..............        105,637           ---         18,878          3,645         83,114       17.87
                                           ---------        ------        -------         ------        -------

 Total loans.........................      1,148,351        16,806        231,800         11,912        887,833       20.19


Less:

   Loans in process..................         16,806      (16,806)            ---             ---           ---
   Deferred fees and discounts.......        231,800           ---       (231,800)            ---           ---
   Allowance for losses..............
                                              11,912           ---            ---         (11,912)          ---
                                           ---------        ------        -------         ------        -------
      Total loans receivable,
net..................................     $   887,833      $             $             $     --        $887,833
                                           ---------        ------        -------         ------        -------
                                           ---------        ------        -------         ------        -------


         Contractual Principal Repayments. The following schedule illustrates the contractual maturity of the Company's loan portfolio at December 31, 1997. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.



                                                     Real Estate
                                ---------------------------------------------------
                                                                Construction
                                One- to Four- Multi-                or                           Commercial
                                   Family     family Commercial Development    Land    Consumer   Business     Total
                                ------------- ------ ---------- ------------   ----    --------  ----------    -----
                                                          (Dollars in Thousands)

           Due During
         Periods Ending
          December 31,
-----------------------------
1998 ........................   $  5,044   $ 30,657   $ 39,200   $ 13,326   $  8,985   $ 10,226   $  4,013   $111,451
1999 to 2002 ................     18,645     59,679    108,899     66,823     35,570      9,562      7,981    307,159
2003 and following ..........    156,797    144,015    117,556       --        7,790     50,835      4,142    481,135
                                --------   --------   --------   --------   --------   --------   --------   --------
    Total ...................   $180,486   $234,351   $265,855   $ 80,149   $ 52,345   $ 70,623   $ 16,136   $899,745

Less:

  Allowance for loan losses .      4,051      1,316      1,986         16        898      3,082        563     11,912
                                --------   --------   --------   --------   --------   --------   --------   --------

  Total loans receivable, net   $176,435   $233,035   $263,669   $ 80,133   $ 51,447   $ 67,541   $ 15,573   $887,833
                                --------   --------   --------   --------   --------   --------   --------   --------
                                --------   --------   --------   --------   --------   --------   --------   --------


         The total amount of gross loans due after December 31, 1998, which have predetermined interest rates is $474.7 million, while the total amount of gross loans due after such date which have floating or adjustable interest rates is $313.6 million.

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

         Geographic Distribution of Real Estate Secured Loans. The Company's loans are secured by properties located throughout the United States. Some of these loans are located in states which are reported to be experiencing adverse economic conditions, including a general softening in real estate markets and the local economies, which may result in increased loan delinquencies and loan losses. The Company attempts to address this geographic risk by only purchasing loans that meet the Company's underwriting and investment standards. Management believes that purchasing loans secured by properties located across the country results in a diversified loan portfolio and overall lower risk. As of December 31, 1997, the Company's gross real estate collateralized loans (excluding junior liens secured by one- to four-family real estate totaling $71.5 million) were geographically distributed as follows:


                                                Outstanding                        Non-performing
         Total Real Estate Secured               Balance at          Percent         Balance at
             Loans By Geographic                December 31,        of Total         December 31,    Percent of
                  Location                          1997           Outstanding          1997       Non-performing
---------------------------------------------  ------------       -----------     --------------   --------------


Texas.......................................    $   234,248        22.47%       $    6,290           3.28%
California..................................        204,693        19.63            34,307          17.87
Florida.....................................        158,637        15.21            54,574          28.42
Massachusetts...............................         45,377         4.35            31,271          16.29
Colorado....................................         37,548         3.60             7,637           3.98
Illinois....................................         33,645         3.23                15            ---
All others..................................        328,566        31.51            57,900          30.16
                                               ------------       ------        ----------        -------
  Total real estate loan portfolio..........     $1,042,714       100.00%         $191,994         100.00%
                                               ------------       ------        ----------        -------
                                               ------------       ------        ----------        -------


         At December 31, 1997, there were no other loan concentrations in any other state which exceeded three percent of the total real estate loan portfolio.

         The following tables set forth the geographic distribution of the Company's real estate loans by loan type at December 31, 1997.



                                                      Outstanding                  Non-performing
                                                       Balance at     Percent       Balance at
             One- to Four-Family                      December 31,   of Total       December 31,    Percent of
        Loans By Geographic Location                    1997        Outstanding       1997        Non-performing
--------------------------------------------          -----------   -----------    -------------- --------------

Florida.....................................          $  58,604       27.44%        $ 1,287         7.03%
Texas.......................................             36,060       16.88           4,320        23.62
California..................................             31,944       14.96           4,412        24.12
Massachusetts...............................             10,551        4.93           1,476         8.07
Alabama.....................................              6,676        3.13             157          .86
Virginia....................................              6,610        3.10             316         1.73
All others..................................             63,139       29.56           6,324        34.57
                                                       --------      ------         -------       ------
  Total One- to Four- Family Loans..........           $213,584      100.00%        $18,292       100.00%
                                                       --------      ------         -------       ------
                                                       --------      ------         -------       ------



                                                    Outstanding                    Non-performing
                                                     Balance at      Percent        Balance at
           Commercial Real Estate                   December 31,    of Total        December 31,   Percent of
        Loans By Geographic Location                   1997       Outstanding         1997       Non-performing
--------------------------------------------        -----------   -----------      ------------- --------------
California..................................          $  72,946       21.59%        $15,004       38.39%
Texas.......................................             64,588       19.12             537        1.37
Florida.....................................             46,794       13.85          10,814       27.67
Illinois....................................             24,999        7.40             ---         ---
Tennessee...................................             12,438        3.68             144         .37
Virginia....................................             11,778        3.49             252         .64
All others..................................            104,282       30.87          12,334       31.56
                                                       --------      ------         -------       ------
  Total Commercial Real Estate Loans........           $337,825      100.00%        $39,085      100.00%
                                                       --------      ------         -------       ------
                                                       --------      ------         -------       ------



                                                     Outstanding                      Non-performing
                                                      Balance at      Percent        Balance at
            Multi-Family                             December 31,     of Total       December 31,        Percent of
        Loans By Geographic Location                     1997        Outstanding        1997           Non-performing
--------------------------------------------         ------------    -----------   --------------   -----------------
California..................................          $  52,866          16.45%      $  12,044            9.68%
Florida.....................................             47,873          14.89          38,152           30.67
Texas.......................................             32,691          10.17             699             .56
Massachusetts...............................             30,907           9.62          29,643           23.83
Colorado....................................             24,036           7.48           7,637            6.14
Louisiana...................................             14,747           4.58           6,660            5.35
South Carolina..............................             14,097           4.39          12,018            9.66
Missouri....................................             13,484           4.19           7,657            6.16
Kansas......................................             13,469           4.19              36             .03
Arkansas....................................             12,478           3.88           1,829            1.47
Georgia.....................................             10,767           3.35             ---             ---
Connecticut.................................             10,146           3.16             ---             ---
All others..................................             43,862          13.65           8,019            6.45
                                                     ----------         ------      ----------        --------
  Total Multi-Family........................           $321,423         100.00%       $124,394          100.00%
                                                     ----------         ------      ----------        --------
                                                     ----------         ------      ----------        --------





                                                     Outstanding                        Non-performing
                                                      Balance at          Percent          Balance at
        Construction and Development                 December 31,         of Total         December 31,           Percent of
        Loans By Geographic Location                     1997            Outstanding          1997              Non-performing
--------------------------------------------         -----------         -----------    ---------------         --------------
Texas.......................................            $82,672               83.93%           $ ---                 ---%
California..................................             15,390               15.62              ---                  ---
All others..................................                441                 .45              ---                  ---
                                                      ---------            --------           ------                -----
  Total Construction and Development

     Loans..................................            $98,503              100.00%           $ ---                 ---%
                                                      ---------            --------           ------                -----
                                                      ---------            --------           ------                -----



                                                     Outstanding                     Non-performing
                                                      Balance at       Percent          Balance at
                 Land Loans                          December 31,      of Total         December 31,     Percent of
           By Geographic Location                        1997         Outstanding           1997        Non-performing
--------------------------------------------         ------------     -----------    ---------------    --------------
California..................................            $31,547           44.20%       $  2,848             27.86%
Texas.......................................             18,237           25.55             735              7.19
Florida.....................................              5,366            7.52           4,321             42.27
Colorado....................................              3,207            4.49             ---               ---
New Mexico..................................              3,162            4.43              19               .18
All others..................................              9,860           13.81           2,300             22.50
                                                       --------          ------        --------            ------
  Total Land Loans..........................            $71,379          100.00%        $10,223            100.00%
                                                       --------          ------        --------            ------
                                                       --------          ------        --------            ------


         The following table sets forth the geographic distribution of the Company's junior lien loans secured by one- to four-family real estate at December 31, 1997.

                                                 Outstanding                       Non-performing
                                                 Balance at          Percent         Balance at
       One- to Four-Family Junior Lien          December 31,        of Total        December 31,          Percent of
        Loans By Geographic Location                1997           Outstanding          1997            Non-performing
--------------------------------------------    ------------       -----------     --------------       --------------
California..................................     $15,583               21.81%         $ 2,585               22.78
Texas.......................................      13,679               19.14            1,407               12.40
Louisiana...................................       7,916               11.08              381                3.36
New York....................................       5,644                7.92              929                8.19
Connecticut.................................       5,122                7.17              971                8.56
New Jersey..................................       4,455                6.23            2,398               21.13
Florida.....................................       3,849                5.38              375                3.30
Arizona.....................................       2,514                3.52              ---                 ---
All others..................................      12,683               17.75            2,301               20.28
                                                 -------               -----          -------               -----

  Total One- to Four- Family Junior
     Lien Loans.............................     $71,465              100.00%         $11,347              100.00%
                                                 -------               -----          -------               -----
                                                 -------               -----          -------               -----


Loan Acquisition, Resolution, Origination and Sale Activities


         General. The Company historically has invested and intends to continue to invest a significant amount of its assets in discounted loans. The Company believes that under appropriate market conditions the acquisition of discounted loans offers a better return than the origination of mortgage loans. Historically, discounted loans purchased by the Company generally have collateral coverage which is substantially in excess of the purchase price of the loan. In addition, the Company believes that discounted loans can be purchased on terms which result in the investment having a total return which is substantially in excess of an equivalent investment in originated mortgage loans.

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

         Although the Company has focused in prior years on the acquisition of discounted loans, in 1998 the Company began focusing on increasing its origination of multi-family and commercial real estate, as well as construction, development and land loans. This effort is being managed by President Meek. President Meek is a former executive officer of a real estate management company responsible for a national portfolio of income producing properties. Previously, he also had served in various executive capacities with large financial institutions with responsibility for the origination of multi-family and commercial real estate loans, as well as real estate development and sales activities. Since joining the Company in 1996, Mr. Meek has focused on the resolution of non-performing discounted loans. Consistent with the intent of the executive bonus plan entered into between Mr. Meek and the Company in February, 1998, Mr. Meek is focusing on the Company's multi-family and commercial real estate, construction, development and land lending origination platform in order to increase the Company's loan originations. The Company believes that the expertise of Mr. Meek and its other officers with respect to these higher yielding loans may result in the origination of loans where the Company may receive not only a stated fixed or adjustable interest rate, but, especially with respect to construction, development and land loans, also a percentage of gross revenues or a percentage of the proceeds received upon the sale of the property securing repayment of the loan. See also "- Multi-Family and Commercial Real Estate Lending" and "Construction, Development and Land Lending."

         The Bank's Junior Loan Committee, comprised of President Meek, Executive Vice President Farmer, Senior Vice President-Lending Saurenmann, Senior Vice President - Commercial Loans Enright and Vice President - Loan Servicing O'Neal may approve loan originations and purchases when the net book value is $250,000 or less. With respect to a modification or extension of any existing loans, the Junior Loan Committee may approve when the (total amount due from the borrower including accrued but unpaid interest, and related fees and expenses) (the "Borrower Balance") is $250,000 or less. (Any three members shall constitute a quorum.)

         The Bank's Senior Loan Committee, comprised of Chairman Beal, President Meek, Executive Vice President Farmer, Senior Vice President - Lending Saurenmann and Senior Vice President - Commercial Loans Enright, may approve all loan purchases and originations from $250,000 to $1.0 million in net book value. In addition, this committee may approve a modification or extension of an existing loan when the Borrower Balance is from $250,000 to $1.0 million. (Any three members shall constitute a quorum.)

         The Bank's Executive Loan Committee, comprised of Chairman Beal, President Meek and Directors Blanton, Fults, Goldstein and Weinstein (with Directors Farmer, Arnold and Eastland substituting for a missing member) may approve, with at least three affirmative votes, all loan purchases and originations in excess of $1.0 million in net book value. In addition, this committee may approve a modification or extension of an existing loan with a Borrower Balance, in excess of $1.0 million. Notwithstanding the above, full Bank Board approval is required for all purchases of non-performing assets which would result in the Bank's ratio of classified assets to total capital exceeding or projected to exceed 70% at any month-end. (A quorum is defined as four members, two of which must be non-officer Directors.)

         Loan sales, sales of foreclosed assets and other significant loan related transactions are approved in accordance with written policies requiring approval by a designated officer, two officers or by an appropriate Committee based on the type of transaction and the Borrower Balance of the asset.

         Originations, Purchases and Sales of Mortgage Loans. For the year ended December 31, 1997, the Company purchased $130.4 million of loans, net of discount compared to $308.0 million, $524.7 million, and $346.2 million net of discounts, during the twelve months ended December 31, 1996 and the years ended June 30, 1996 and 1995, respectively, and originated $76.6 million of loans for the year ended December 31, 1997, compared to $132.5 million, $138.4 million and $76.4 million during the twelve months ended December 31, 1996 and the year ended June 30, 1996 and 1995, respectively.

         The Company services $838.5 million of its gross loan portfolio directly, including virtually all of its multi-family and commercial real estate loans, construction and land loans. The Company relies on approximately 140 other entities to service the remaining $309.5 million of its gross loans. Of this amount, at December 31, 1997, six entities individually service loans in excess of $9.8 million, aggregating $213.0 million, or 68.8% of the Company's loans serviced by others. No other entity services individually in excess of $6.4 million of the Company's gross loan portfolio. The Company attempts to consolidate the loan servicing when feasible, taking into consideration the relative costs and performance of the servicing entity.

         The following table shows the loan origination, purchase, sale and repayment activities of the Company for the periods indicated.

                                                                                 Twelve Months
                                                              Year Ended             Ended          Year Ended
                                                               June 30,           December 31,     December 31,
                                                          -------------------    -------------     ------------
                                                           1995       1996            1996            1997
                                                         ---------  ---------    -------------     ------------
Originations by type:
 Adjustable rate:
  Real estate - one- to four-family..................    $     240  $      --       $   2,013      $      ---
                - multi-family.......................          529      2,452           4,835           4,684
                - commercial.........................        9,687      3,942           4,438           4,651
                - construction or development........       53,840     97,887          97,174          47,342
                - land...............................        5,625     17,534           7,700             ---
   Commercial Business...............................        3,400        780             ---           5,000
                                                          --------   --------        --------         --------
         Total adjustable-rate.......................       73,321    122,595         116,160          61,677
 Fixed rate:
  Real estate - one- to four-family..................          ---        ---             ---             ---
                - multi-family.......................          ---      1,236             485             ---
                - commercial.........................          ---     10,198          12,369           2,147
                - land...............................          ---      1,312             ---          10,785
  Consumer - one- to four-family junior liens........          ---         42              42             ---
                - other..............................          ---      3,032           2,935           1,984
  Commercial Business................................        3,093         17            517             ---

         Total fixed-rate............................        3,093     15,837          16,348          14,916

         Total loans originated......................       76,414    138,432         132,508          76,593
Purchases:
  Real estate - one- to four-family..................      253,107     82,291          40,095           9,166
                - multi-family.......................       68,512    314,616         206,066          24,740
                - commercial.........................       52,474    226,495         100,978         112,873
                - construction.......................          ---        ---             ---             716
                - land...............................       25,563     62,074          10,412           8,233
  Consumer  - one- to four-family - junior liens.....       21,251     34,947          38,829             520
                - other..............................        1,123      5,105             116              14
  Commercial business................................       33,426      7,223          12,418           1,447
                                                           -------    -------         -------           ------
         Total loans purchased, gross................      455,456    732,751         408,914         157,709
  Purchase discounts.................................      109,284    208,078         100,900          27,291
                                                           -------    -------         -------          ------

         Total loans purchased, net..................      346,172    524,673         308,014         130,418

  Percentage of purchase discounts
    to total gross loans purchased...................        24.0%      28.4%           24.7%            17.3%
                                                           -------    -------         -------             -----
Sales and Repayments:
  Real estate - one- to four-family..................       52,257      1,886           1,002              ---
                - multi-family.......................        7,283      5,644           9,698              ---
                - commercial.........................        2,616      3,102           2,498              ---
  Consumer  - one- to four-family - junior liens.....        5,007        ---               3              ---
  Commercial business................................          ---        ---             ---              ---
                                                           -------    -------         -------         --------
         Total loans sold............................       67,163     10,632          13,201              ---
   Principal repayments..............................       70,131    258,197         330,819          333,592
                                                          --------   --------         --------        ---------
         Total sales and repayments..................      137,294    268,829         344,020          333,592
  Other reductions:
         Transfers to real estate owned..............        7,725     22,118          41,876           83,144
         Unearned discounts..........................     (19,327)   (38,926)         (52,946)         (44,673)
         Decrease in other items, net................       24,506       277            1,734            2,596
                                                          --------   --------         --------        ---------
   Net Increase (decrease)...........................     $272,388   $410,807        $105,838        $(167,648)
                                                          --------   --------         --------        ---------
                                                          --------   --------         --------        ---------

                                       12

         Acquisition of Discounted Loans. Many of the discounted loans purchased by the Company are performing loans. In order to determine the amount that it will bid to acquire performing discounted loans, the Company considers, among other factors, the yield expected to be earned, the geographic location of the loans, servicing restrictions, if any, the type and value of the collateral securing the loan and the length of time during which the loan has performed in accordance with its repayment terms. In order to determine the amount that it will bid to acquire non-performing discounted loans, in addition to the factors stated above, the Company estimates the amounts it will realize through its collection efforts or foreclosure and sale of the security property, net of expenses, and the length of time and costs required to complete the collection or foreclosure process.

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

         One- to Four-Family Residential Mortgage Lending. At December 31, 1997, the Company's one- to four-family residential mortgage loans totaled $213.6 million, or 18.6% of the Company's gross loan portfolio. At that date, the Company's net one- to four-family residential mortgage loan portfolio totaled $176.4 million, or 19.9% of the Company's net loan portfolio. The Company generally does not originate one- to four-family residential loans other than loans made to facilitate the sale of foreclosed assets, however, the Company has purchased such loans from correspondent financial institutions and brokers. Consistent with its asset/liability objectives, the Company may sell a portion of the purchased one- to four-family residential mortgage loans to the FNMA and other secondary market purchasers after the loan files have been reviewed and deficiencies corrected by Bank personnel to ensure loan documentation complies with the purchaser's standards.

         Multi-Family and Commercial Real Estate Lending. Although the Company has historically originated a limited amount of loans for the purchase, construction, refurbishing and development of commercial and multi-family real estate, the Company has recently begun to focus on increasing originations of these loans. Substantially all of the multi-family and commercial real estate loans originated by the Company are secured by properties located in the Company's primary market area and within the state of Texas. At December 31, 1997, $337.8 million, or 29.4% of the Company's gross loan portfolio, consisted of 855 loans secured by commercial real estate and $321.4 million, or 28.0% of the Company's gross loan portfolio, consisted of 478 loans secured by multi-family residential properties. At that date, $263.7 million, or 29.7% of the Company's net loan portfolio, consisted of loans secured by commercial real estate and $233.0 million, or 26.3% of the Company's net loan portfolio, consisted of loans secured by multi-family residential properties.

         Included in the multi-family residential portfolio are 56 loans aggregating $164.0 million in gross principal amount at December 31, 1997 ($103.9 million net of purchase discount). These loans were purchased from HUD primarily in three purchases occurring in October 1995, September 1996 and December 1996. All of these HUD Loans are secured by first mortgage liens. In addition, the Company has second mortgage liens on two of these properties. Properties which secure the HUD loans are located in 22 states throughout the country.

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

         Multi-family and commercial real estate loans generally present a higher level of risk than do loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on commercial properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. Commercial real estate loans also involve many of the same risks discussed below regarding construction loans. The Company has attempted to minimize these risks through its underwriting and investment standards and by lending primarily on existing income-producing properties. At December 31, 1997, $163.5 million, or 24.8% of the multi-family and commercial real estate gross loan portfolio, was delinquent 90 days or more, substantially all of which was purchased non-performing. At that date, net non-performing multi-family and commercial real estate loans totaled $145.8 million.

         Construction, Development and Land Lending. The Company initiated a single-family construction and development lending program in January 1993. In August 1996, the Company decided to cease single-family construction lending while continuing development lending. The Company originates development loans to developers, based on demonstrated experience and financial condition, primarily for the development of single family lots. These loans increase the yield on, and the proportion of interest rate sensitive loans in, the Company's portfolio. At December 31, 1997, development loans totaled $97.6 million or 8.5% of its gross loan portfolio and $79.3 million, net, or 8.9% of the Company's net loan portfolio. At December 31, 1997 the Bank had 11 development loans in excess of $2.0 million, all of which are to develop properties located in Texas, except for one development property located in Southern California. See "Lending Activities General." All of these loans are performing in accordance with their respective repayment terms. At December 31, 1997, the Company's single-family construction loan portfolio totaled approximately $861,000.

         In addition to development loans, the Company originates and has purchased land loans secured by residential lots and land held for the development of single-family lots and, to a much lesser extent, loans secured by land utilized for agricultural or ranching purposes. As of December 31, 1997, land loans totaled $71.4 million, or 6.2% of the Company's gross loan portfolio. At that date, net land loans totaled $51.4 million, or 5.8% of the Company's net loan portfolio. At December 31, 1997 the Bank has four land loans in excess of $2.0 million, with net balances of $10.6 million, $5.6 million, $4.5 million and $4.1 million, secured by land in the metropolitan areas of Los Angeles and Dallas. All of these loans are performing in accordance with their respective repayment terms. Land loans originated by the Company are generally underwritten in amounts up to 65% of appraised value and typically have terms that are individually negotiated on a case-by-case basis. The majority of land loans have adjustable rates of interest and some may have a profit participation interest.

         Development and land lending is generally considered to involve a higher level of credit risk than permanent one- to four-family residential lending, due to the concentration of principal in a limited number of loans and borrowers and/or the effects of general economic conditions on development projects, real estate developers, managers or homebuilders. In addition, the nature of these loans is such that they are more difficult to evaluate and monitor. These loans also involve many of the same risks discussed regarding commercial and multi-family loans and tend to be more sensitive to general economic conditions than many other types of loans. The Company's risk of loss on a development loan is dependent largely upon the accuracy of the initial estimate of the property's value upon completion of the project and the estimated cost (including interest) of the project. Because of the uncertainties inherent in estimating developmental costs and the market for the project upon completion, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, the related loan-to-value ratios and the likelihood of ultimate success of the project. If the estimate of development cost proves to be inaccurate, the Company may be required to advance funds beyond the amount originally committed in order to permit completion of the project. If the estimate of value proves to be inaccurate, the Company may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment. When loan payments become due, borrowers may experience cash flow from the property which is not adequate to service total debt. In such cases, the Company may be required to modify the terms of the loan. The Company attempts to mitigate these risks by dealing primarily with experienced developers. In addition the Company monitors the development's progress prior to each draw against the loan. See "- Loan Delinquencies and NonPerforming Assets."

         At December 31, 1997, there were no single-family construction loans, no development loans and 34 land loans with aggregate gross principal balances of $10.2 million delinquent 90 days or more. At that date, net non-performing land loans totaled $6.2 million.

         Consumer Lending. The Company's consumer loan portfolio primarily consists of purchased one-to four family junior lien loans, and to a much lesser extent, loans secured by timeshare agreements and other collateral. At December 31, 1997, the gross consumer loan portfolio totaled $80.1 million, or 7.0% of the gross loan portfolio, and was predominately comprised of fixed-rate loans. At that date, net consumer loans totaled $67.5 million, or 7.6% of the Company's net loan portfolio.

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

         Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured. In some cases, the collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. In addition, consumer loan collections are dependent on the borrower's continuing financial stability and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which may be recovered on such loans. At December 31, 1997, there were 981 consumer loans with aggregate gross principal balances of $12.9 million delinquent in excess of 90 days.

         Commercial Business Lending. At December 31, 1997, the Company had $25.6 million in commercial business loans outstanding, or 2.2% of the Company's gross loan portfolio, all of which were purchased discounted loans. At that date, the Company had $15.6 million of net commercial business loans outstanding, or 1.8% of the Company's net loan portfolio. The Company's loans include loans to finance accounts receivable, inventory and equipment. Management does not currently contemplate any significant increase in the ratio of this portfolio to the Company's total loan portfolio.

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

         Foreign Lending Activities. The Company primarily conducted its foreign lending in a subsidiary, 100% owned by Beal Bank, known as Foreign Lending Corporation ("FLC"). As of December 31, 1997, FLC held one loan with a principal balance of $4.6 million. This loan was originated in 1997 under the Company's now discontinued Mexican lending program and is performing in accordance with its loan repayment terms.

         The Company is not currently seeking any foreign lending opportunities. Should the Bank decide to pursue in the future any foreign lending opportunities, it will require prior written approval from the Texas Department.

         At December 31, 1997, the Company had less than $1.8 million in principal balance of loans that were originated in the United States which are primarily secured by the right to use time-share properties located in various countries.

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

         The following table sets forth the Company's loan delinquencies by type, by amount and by percentage of type at December 31, 1997.



                                               Loans Delinquent For:
                               --------------------------------------------------------------
                                     60-89 Days                     90 Days and Over               Total Delinquent Loans
                               --------------------------------   ---------------------------   ------------------------------
                                                       Percent                      Percent                           Percent
                                                       of Loan                     of Loan                            of Loan
                               Number      Amount      Category   Number  Amount   Category   Number     Amount     Category
                               ------      ------      --------   ------  ------  --------    ------     ------     ---------
                                                                  (Dollars in Thousands)

Real Estate:
  One- to four-family -
    first liens .......        104       $  3,281     1.54%     495    $ 18,292     8.56%     599      $ 21,573       10.10%
  Commercial ..........         12          2,725      .81       81      39,085    11.57       93        41,810       12.38
  Multi-family ........          4            901      .28       54     124,394    38.70       58       125,295       38.98
  Construction or
    development .......          1            365      .37     --          --        --         1           365         .37
  Land ................          5            780     1.09       34      10,223    14.32       39        11,003       15.41
                               ---          -----      ---      ---     -------    -----      ---       -------       -----
    Total real estate .        126          8,052      .77      664     191,994    18.41      790       200,046       19.19
Other Loans:

 Consumer Loans:
  One- to four-family -
    junior lien .......         57            861     1.20      595      11,347    15.88      652        12,208       17.08
  Timeshares ..........         11             26      .72      355       1,026    28.38      366         1,052       29.10
  Other ...............          5             30      .60       31         519    10. 37      36           549       10.97
                               ---          -----      ---      ---     -------    -----      ---       -------       -----
   Total consumer loans         73            917     1.15      981      12,892    16.10    1,054        13,809       17.24
Commercial business ...          4             78      .31       51       7,554    29.56       55         7,632       29.87
   Total other loans ..         77            995      .94    1,032      20,446    19.35    1,109        21,441       20.30

   Total loans ........        203          9,047      .79    1,696     212,440    18.50    1,899       221,487       19.29
Less:
Unearned discounts ....                     1,536                        82,508                          84,044
    Total Loans, net ..                  $  7,511      .85%         $   129,932   14.63%               $137,443       15.48%
                                         --------                   -----------                        --------
                                         --------                   -----------                        --------


         At December 31, 1997, the Company's non-performing loans included 229 loans aggregating $18.0 million for which foreclosure proceedings had been commenced. At that date, 439 loans involved borrowers involved in bankruptcy proceedings representing approximately $73.5 million of delinquent loans in the Company's loan portfolio.

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



                                                                 June 30,                          December 31,
                                                                 --------                          ------------
                                                  1993       1994        1995        1996        1996         1997
                                                  ----       ----        ----        ----        ----         ----
                                                                   (Dollars in Thousands)
Non-accruing loans:
Real estate:
  One- to four-family.....................     $ 1,732    $ 3,185     $11,093   $      --   $       --    $ 18,292
  Commercial..............................         248     14,492      16,816      35,004       59,903      37,345
  Construction or development.............         ---        ---          93         156          ---         ---
  Multi-family............................         580      4,883       9,507      51,934      174,046     108,493
  Land....................................       2,433      3,282       8,056       7,961        4,687       6,245
Consumer:

  One- to four-family - junior liens......         193      1,185       2,850      10,157       13,863      11,347
  Timeshares..............................         554      1,019       1,673       1,630        1,624       1,026
  Other consumer..........................         525        476         545         641        1,835         519
Commercial business.......................          78      2,320       7,357       7,777        9,562       7,554
  Purchase discounts......................      (1,864)   (14,063)    (22,011)    (59,978)    (122,283)    (77,827)
                                               -------    -------     -------    --------     --------    --------
      Total (net).........................       4,479     16,779      35,979      55,282      143,237     112,994

Accruing loans delinquent more than 90 days:

Real estate:

  One- to four-family.....................         ---        583         ---      21,159       30,382         ---
  Multi-family............................         ---        106         ---      55,247       30,318       1,740
  Commercial..............................         200         77         ---      17,811       23,818      15,901
  Land....................................         ---        ---         ---       5,444        4,760         ---
Consumer:
  One to four-family - junior liens.......         ---         80         ---         ---          ---       3,978
  Purchase discounts......................        (62)      (347)         ---    (32,363)     (29,221)     (4,681)
                                               -------    -------     -------    --------     --------    --------
      Total (net).........................         138        499         ---      67,298       60,057      16,938

Foreclosed assets:
Real estate:

  One- to four-family.....................         651        481       1,525       1,799        4,858       5,379
  Commercial..............................         302      1,456       3,026       9,148       13,466      41,341
  Multi-family............................         ---        ---       3,633      15,010       24,781      64,461
  Construction or development.............       1,987        ---         ---         300          250         245
  Land....................................         ---        365         570       1,456          872       2,867
Consumer:

  Timeshares..............................         ---        ---          36          32          402          21
                                                                                       --                       --


      Total (net).........................       2,940      2,302       8,790      27,745       44,629     114,314
                                               -------    -------     -------    --------     --------    --------
Total non-performing assets...............     $ 7,557    $19,580     $44,769    $150,325     $247,923    $244,246
                                               -------    -------     -------    --------     --------    --------
                                               -------    -------     -------    --------     --------    --------
Total as a percentage of total assets.....       6.36%      7.95%       7.07%      11.84%       17.77%      17.88%
                                               -------    -------     -------    --------     --------    --------
                                               -------    -------     -------    --------     --------    --------


         For the year ended December 31, 1997 gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $13.6 million. The amount that was included in interest income on such loans was $8.8 million for the year ended December 31, 1997.

         Other Loans of Concern. In addition to the non-performing assets set forth in the previous table, as of December 31, 1997 the Company had approximately 16 loans totaling $10.7 million of net loans, of which $10.3 million, net, are commercial and multi-family real estate loans, with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concern as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. The largest other loan of concern totaled $1.6 million, net, at December 31, 1997.

         Classified Assets. The FDIC requires the classification of a savings bank's problem assets. Management of the Company classifies all problem assets as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. An asset may also be classified substandard if no loss is expected, however, the time it will take to resolve the deficiency is uncertain. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

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

         The Company reviews the problem loans and other assets to determine whether any loans or other assets require classification on a monthly basis. Net classified assets of the Company as of the date indicated were as follows:


                                                          December 31, 1997
                                                       ----------------------
                                                       (Dollars In Thousands)

Substandard .........................................           $102,699
Doubtful ............................................              1,525
                                                                --------
     Total Classified Assets ........................           $104,224
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

                                                                                         Twelve
                                                                                          Months           Year
                                                                                           Ended           Ended
                                                         Year Ended June 30,            December 31,    December 31,
                                                  --------------------------------      ------------    ------------
                                                  1993     1994     1995      1996          1996            1997
                                                  ----     ----     ----      ----          ----            -----
Balance at beginning of period..............      $550   $1,245    $3,547    $ 6,137      $ 10,406        $13,189

Charge-offs:

  One- to four-family.......................        30      174       440        845         1,366          2,177
  Commercial................................       ---       36       534         28           232            740
  Multi-family..............................       ---      ---       ---         80            90            ---
  Construction and development..............       ---      ---       ---         35           ---            ---
  Land......................................       ---      203        39        362            60            687
  Consumer..................................        59      173       449        858           805          1,169
  Commercial business.......................       ---      ---       ---      1,177         1,121            183
                                               -------   ------  --------    -------    ----------      ---------
                                                    89      586     1,462      3,385         3,674          4,956
Recoveries:

  One- to four-family.......................       ---      ---         2          1           ---            112
  Consumer..................................       ---      ---         5         18            32            157
  Commercial business.......................       ---      ---       ---         17             3            ---
                                              --------   ------  --------   --------   -----------     ----------

Net charge-offs.............................        89      586     1,455      3,349         3,639          4,687
Additions charged to operations.............       784    2,888     4,045      9,044         6,422          3,410
                                               -------  -------   -------   --------     ---------       --------
Balance at end of period....................    $1,245  $ 3,547    $6,137    $11,832       $13,189        $11,912
                                                ======  =======    ======    =======       =======        =======
Ratio of net charge-offs during the
 period to average loans outstanding
 during  the period.........................      .11%     .40%      .40%       .44%          .38%           .49%

Ratio of net charge-offs during the
period to average non-performing assets.....     1.80%    4.32%     4.52%      2.95%         1.84%          1.96%

         The distribution of the Company's allowance for loan losses at the dates indicated is summarized as follows:


                                                                            June 30,
                                -----------------------------------------------------------------------------------------------
                                             1993                           1994                            1995
                                ------------------------------  ------------------------------  -------------------------------
                                                       Percent                        Percent                         Percent
                                                      of Loans                        of Loans                        of Loans
                                             Loan      in Each               Loan     in Each               Loan      in Each
                                Amount of   Amounts   Category  Amount of   Amounts   Category  Amount of   Amounts   Category
                                Loan Loss     by      to Total  Loan Loss     by      to Total  Loan Loss     by      to Total
                                Allowance  Category     Loans   Allowance  Category    Loans    Allowance  Category     Loans
                                ---------  --------   --------  ---------  --------   --------  ---------  --------   --------
                                                                    (Dollars In Thousands)

One- to four-family ........    $    114    $ 62,540    42.52% $     90    $ 67,169    21.81%     $1,881   $237,585    35.70%
Multi-family ...............         110      20,675    14.06       139      55,633    18.07         604    109,080    16.39
Commercial real estate .....         216      30,271    20.58       303      93,496    30.37       1,276    124,985    18.78
Construction and development          17       3,893     2.65        50      27,100     8.80          88     51,284     7.71
Land .......................         101       7,089     4.82        81       9,889     3.21         474     35,997     5.41
One- to four-family junior
liens .....................           92       9,993     6.80        29      19,549     6.35         577     44,999     6.76
Timeshares .................        --         1,599     1.09      --        18,249     5.93         595     11,668     1.75
Other consumer .............         200       3,747     2.55       151       7,139     2.32         266      4,791      .72
Commercial business ........         200       7,253     4.93       151       9,662     3.14         376     45,060     6.78
Unallocated ................         195        --                                        --       2,553         --       --
                                --------    --------   ------     --------  -------    -----      ------    -------    -----
     Total .................    $  1,245     147,060   100.00  $  3,547     307,886   100.00%     $6,137    665,449   100.00%
                                --------               ------  --------               ------      ------              -------
                                --------               ------  --------               ------      ------              -------

Less:
  Loans in process .........                   1,558                         11,235                         21,217
  Loans held for sale, net .                      --                             --                            866
  Deferred fees and
    discounts ..............                  43,447                         73,190                        144,927
  Allowance for loan losses                    1,245                          3,547                          6,137
                                               -----                          -----                          -----
     Total loans
       receivable, net .....                $100,810                       $219,914                      $ 492,302
                                            --------                       --------                      ---------
                                            --------                       --------                      ---------




                                            June 30,                                        December 31,
                                --------------------------------  ----------------------------------------------------------------
                                             1996                                1996                               1997
                                --------------------------------  -------------------------------  -------------------------------
                                                        Percent                          Percent                         Percent
                                                        of Loans                         of Loans                        of Loans
                                              Loan       in Each               Loan      in Each                Loan     in Each
                                Amount of    Amounts    Category   Amount of  Amounts    Category  Amount of   Amounts   Category
                                Loan Loss      by       to Total   Loan Loss    by       to Total  Loan Loss     by      to Total
                                Allowance   Category     Loans     Allowance  Category    Loans    Allowance  Category    Loans
                                ---------   --------    --------   ---------  --------   --------  ---------  --------   ---------
One- to four-family ........     $ 3,153    $ 273,780    22.47%     $  3,183  $ 276,591    19.37%   $ 4,051  $ 213,584     18.60%
Multi-family ...............         239      341,696    28.05         1,157    466,697    32.68      1,316    321,423     27.99
Commercial real estate .....       2,788      321,385    26.38         2,706    388,460    27.20      1,986    337,825     29.42
Construction and development          19       85,133     6.99             7     74,437     5.21         16     98,503      8.58
Land .......................         752      100,047     8.21           596     95,684     6.70        898     71,379      6.22
One- to four-family junior
liens ......................       1,873       50,146     4.12         1,680     77,528     5.43      1,756     71,465      6.22
Timeshares .................         374        7,809      .64           372      6,446      .45        642      3,615       .31
Other consumer .............       1,138        8,373      .69         1,135      7,095      .50        684      5,003       .43
Commercial business ........       1,496       29,886     2.45         2,353     35,131     2.46        563     25,554      2.23
Unallocated ................          --          --        --            --         --       --         --         --        --
                                  -------   ---------   ------       -------  ---------    ------   ------- ----------    ------
   Total ....                     $11,832   1,218,255   100.00%      $13,189  1,428,069    100.00%  $11,912 $1,148,351    100.00%
                                 --------               ------      --------               ------    ------              -------
                                 --------               ------      --------               ------    ------              -------

Less:
  Loans in process .........                   27,172                            16,364                        16,806
  Loans held for sale, net .                       --                                --                            --
  Deferred fees and
    discounts ..............                  281,837                           344,312                        231,800
  Allowance for loan losses                    11,832                            13,189                         11,912
                                             --------                        ----------                     -----------
    Total loans
       receivable, net .....                 $897,414                        $1,054,204                     $   887,833
                                             --------                        ----------                     -----------
                                             --------                        ----------                     -----------

Investment Activities

         General. The investment policy of the Company, which is established by the Investment Committee and approved by the Company's and Bank's Board of Directors, is designed primarily to provide a portfolio of high quality, diversified instruments while seeking to optimize net interest income within acceptable limits of interest rate risk, credit risk and liquidity.

         Generally, the investment policy of the Company is to invest funds in interest-bearing deposits in banks, FHLB overnight deposits, FHLB of Dallas stock and Government National Mortgage Association ("GNMA") securities based upon the Company's liquidity needs and performance objectives. It is the Company's general policy to purchase investment securities which are U.S. Government securities and federal agency obligations and other issues rated investment grade.

         The Bank must maintain minimum levels of investments that qualify as liquid assets under the Texas Department regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. The Bank maintains its liquidity at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At December 31, 1997, the Bank's liquidity ratio was 19.1%. See "Regulation Liquidity."

         Texas-chartered savings banks have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, Texas- chartered savings banks may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a Texas- chartered savings bank is otherwise authorized to make directly.

         The following table sets forth the composition of the Company's investment in FHLB Stock, interest-bearing deposits with banks and mortgage-backed securities at the dates indicated.



                                               June 30,                                    December 31,
                                 --------------------------------------         ---------------------------------------
                                      1995                  1996                      1996                  1997
                                 ---------------      -----------------         -----------------       ---------------
                                 Book      % of       Book         % of         Book         % of       Book      % of
                                 Value     Total      Value        Total        Value        Total      Value     Total
                                 -----     -----      -----        -----        -----        -----      ------    -----
                                                                         (Dollars in Thousands)
FHLB stock .................    $ 7,475    100.0%   $   9,340      100.00%    $    9,618     100.00%  $10,203   100.00%
                                -------    -----    ---------      ------     ----------     ------   -------   ------
                                -------    -----    ---------      ------     ----------     ------   -------   ------
Interest-bearing deposits
   with banks ..............    $31,044    100.00   $  54,838      100.00%     $  65,491     100.00%  $150,219  100.00%
                                -------    ------   ---------      ------      ---------     ------   --------  ------
                                -------    ------   ---------      ------      ---------     ------   --------  ------

Mortgage-backed securities:
GNMA .......................    $40,184     98.70%  $ 199,429      102.43%     $ 125,386     101.17%  $110,079   98.84%
Gross unrealized gain (loss)        --        --       (1,328)       (.68)         1,090        .88      3,722    3.34
Unamortized premium
   (discount) ..............        530      1.30      (3,402)      (1.75)        (2,537)     (2.05)    (2,425)  (2.18)
                                -------    ------   ---------      ------      ---------     ------   --------  ------
Total mortgage-backed
      securities ...........    $40,714    100.00%  $ 194,699      100.00%     $ 123,939     100.00%  $111,376  100.00%
                                -------    ------   ---------      ------      ---------     ------   --------  ------
                                -------    ------   ---------      ------      ---------     ------   --------  ------


         The Company's investment securities portfolio at December 31, 1997, contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10% of the Company's stockholders' equity, excluding those issued by the United States Government, or its agencies.

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

         In addition to retail deposits, from time to time the Bank obtains wholesale deposits through deposit brokers which solicit funds from their customers for deposit with the Bank. Brokered deposits amounted to $140.8 million or 14.1% of deposits at December 31, 1997. Brokered deposits generally are more responsive to changes in interest rates than retail deposits and, thus, are more likely to be withdrawn from the Bank upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. Although, the Bank currently does not have any plans to increase its brokered deposits, the amount may vary depending on the Bank's need for liquidity and loan purchase activity.

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



                                                         June 30,                            December 31,
                                        ----------------------------------------   --------------------------------------
                                               1995                1996                1996                 1997
                                        -------------------  -------------------   ----------------   -------------------
                                                    Percent              Percent           Percent               Percent
                                         Amount    of Total  Amount     of Total   Amount  of Total   Amount     of Total
                                        --------   --------  ------     --------   ------  --------   ------     --------
                                                                         (Dollars in Thousands)
Transactions and
Savings Deposits:
Money Market Accounts.................  $ 57,616     12.58%  $159,689    17.92$   188,468    18.06%   $169,321    16.91%
Commercial Demand.....................     1,522       .33      2,813      .31      2,871      .28      14,272     1.42
Savings Deposits......................       827       .18        893      .10        653      .06       1,193      .12
                                        --------     ----- ----------   ------  ---------  -------    --------    -----

Total Non-Certificates................    59,965     13.09    163,395    18.33    191,992    18.40     184,786    18.45%
                                        --------    ------  ---------   ------  ---------  -------     -------    -----
Certificates:
 2.01 -  4.00%........................       152       .03        ---      ---       ---       ---           2      ---
 4.01 -  6.00%........................    95,473     20.84    658,279    73.86    687,755    65.91     785,865    78.47
 6.01 -  8.00%........................   301,981     65.91     69,630     7.81    163,688    15.69      30,823     3.08
 8.01 -  10.00%.......................       594       .13        ---      ---        ---      ---         ---      ---
                                       ---------     ----------------   ------- ---------  -------   ---------  -------

Total Certificates....................   398,200     86.91    727,909    81.67    851,443    81.60     816,690   81.55
                                        --------    ------  ---------   ------- ---------  -------   ---------   -----
Total Deposits(1).....................  $458,165    100.00%  $891,304   100.00% $1,043,435  100.00  $1,001,476  100.00%
                                        --------    ------  ---------   ------- ---------  -------   ---------   -----
                                        --------    ------  ---------   ------- ---------  -------   ---------   -----


(1) At December 31, 1997, the average rates paid on non-certificate deposit accounts and certificate accounts were 4.7% and 5.7%, respectively.


         The following table sets forth the savings flows at the Bank during the periods indicated. New deposits, net refers to the amount of deposits during a period less the amount of withdrawals during the period.

                                                                                 Twelve
                                                                                 Months     Year Ended
                                                                                 Ended      December 31,
                                                   Year Ended June 30,        December 31,  ------------
                                                   -------------------       -------------
                                                   1995           1996            1996          1997
                                                   ----           ----            ----          -----
                                                                    (Dollars in Thousands)
Opening balance.............................     $186,048       $458,165     $   985,961     $1,043,435
New deposits, net...........................      267,454        407,482          26,406        (70,120)
Interest credited...........................        4,663         25,657          31,068         28,161
                                                 --------       --------      ----------     ----------
Ending balance..............................     $458,165       $891,304      $1,043,435     $1,001,476
                                                 --------       --------      ----------     ----------
                                                 --------       --------      ----------     ----------

Net increase (decrease).....................     $272,117       $433,139    $     57,474       $(41,959)
                                                 --------       --------      ----------     ----------
                                                 --------       --------      ----------     ----------

Percent increase (decrease).................      146.26%         94.54%           5.83%          (4.02)%
                                                 --------       --------      ----------     ----------
                                                 --------       --------      ----------     ----------

         The following table shows rate and maturity information for the Bank's certificates of deposit as of December 31, 1997.



                                          4.00-        6.00-                        Percent
                                          5.99%        7.99%          Total        of Total
                                          -----        -----          -----        --------
Certificate accounts maturing
 in quarter ending:
March 31, 1998....................      $246,983      $41,140        $288,123       35.28%
June 30, 1998.....................       268,205        8,052         276,257       33.83
September 30, 1998................       145,199        2,832         148,031       18.13
December 31, 1998.................        65,498          446          65,944        8.07
March 31, 1999....................         4,972        3,152           8,124         .99
June 30, 1999.....................         1,456          426           1,882         .23
September 30, 1999................         3,333          798           4,131         .51
December 31, 1999.................         2,948        2,520           5,468         .67
March 31, 2000....................           195        4,046           4,241         .52
June 30, 2000.....................            58        1,004           1,062         .13
September 30, 2000................           888          772           1,660         .20
December 31, 2000.................         6,610        4,009          10,619        1.30
Thereafter........................         1,146            2           1,148         .14
                                         -------    ---------        --------      ------

   Total..........................      $747,491      $69,199        $816,690      100.00%
                                        --------      -------        --------      ------
                                        --------      -------        --------      ------

   Percent of Total...............        91.53%        8.47%         100.00%
                                                                      ------
                                                                      ------


         The following table indicates the amount of the Bank's certificates of deposit by time remaining until maturity as of December 31, 1997.



                                                                                 Maturity
                                                     --------------------------------------------------------------------
                                                                    Over           Over
                                                     3 Months        3 to 6         6 to 12        Over
                                                     or Less        Months         Months       12 months         Total
                                                     --------       -------        ---------    ----------       -------
                                                                              (In Thousands)

Certificates of deposit less than $100,000.......     $134,747       $221,227       $171,228       $25,134       $552,336
Certificates of deposit of $100,000 or more......      155,050         55,322         40,780        13,202        264,354
                                                     ---------     ----------      ---------      --------       --------
Total certificates of deposit....................    $ 289,797       $276,549       $212,008       $38,336       $816,690
                                                     ---------     ----------      ---------      --------       --------
                                                     ---------     ----------      ---------      --------       --------


         Borrowings. Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings when they are a less costly source of funds. In addition, the Bank has relied upon selective borrowings for liquidity needs. The Bank obtains FHLB advances upon the security of certain of its residential first mortgage loans, and other assets, including FHLB stock, provided certain standards related to the creditworthiness of the Bank have been met. At December 31, 1997, advances were secured by stock in the FHLB totaling $10.2 million, qualifying first mortgage loans of approximately $132.0 million, other real estate of $3.9 million and GNMA securities of $50.0 million. FHLB advances are available for investment, purchasing and lending activities and other general business purposes. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate, which may be fixed or adjustable, and range of maturities. At December 31, 1997, the Bank's other borrowings consisted primarily of loans to the Bank's subsidiaries from unaffiliated third party lenders secured by certain real estate held for development or sale.

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

         At December 31, 1997, FHLB advances totaled $110.0 million, representing 8.1% of total assets. FHLB advances were used for liquidity and loan investment purposes.

         The following table sets forth the maximum month-end balance and average balance of FHLB advances and other borrowings for the periods indicated.



                                                 Twelve
                                                 Months
                                                  Ended       Year Ended
                         Year Ended  June 30,   December 31,  December 31,
                         --------------------   ------------  ------------
                         1995         1996         1996          1997
                         ----         ----         ----          ----
                                  (Dollars In Thousands)
Maximum Balance:

  FHLB advances ...    $182,173    $185,000      $185,000      $146,000
  Senior notes, net        --        57,051        57,094        57,188
  Other borrowings        5,059      61,326        21,756        14,748

Average Balance:

  FHLB advances ...    $123,184    $ 45,052      $ 41,146      $ 19,181
  Senior notes, net        --        50,093        57,042        57,141
  Other borrowings        2,803      25,894        28,931        10,401




         The following table sets forth certain information as to the Company's borrowings at the dates indicated.



                                                              June 30,              December 31,
                                                       ---------------------    -----------------------
                                                          1995        1996        1996          1997
                                                          ----        ----        ----          ----
                                                                          (Dollars in Thousands)
FHLB advances .....................................    $111,000     $185,000     $146,000     $110,000
Senior notes, net .................................        --         57,051       57,094       57,188
Other borrowings ..................................       4,898       21,468       14,748        7,599
                                                       --------     --------     --------     --------
     Total borrowings .............................    $115,898     $263,519     $217,842     $174,787
                                                       --------     --------     --------     --------
                                                       --------     --------     --------     --------

Weighted average interest rate of FHLB advances ...        6.67%        5.55%        6.33%        6.65%

Weighted average interest rate of Senior notes, net        ---%        13.00%       13.00%       13.00%

Weighted average interest rate of other borrowings         9.54%        8.44%        8.24%        8.03%


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

         During calendar year 1996, the Company purchased the inactive Bank subsidiaries Beal Delaware Corp. and its subsidiary BBT from the Bank and invested, through BBT, $2.6 million in a joint venture to develop 533 acres of land located in Austin, Texas zoned for light industrial and commercial/retail use. In addition, the Company formed a new single purpose subsidiary to invest approximately $575,000 in a limited partnership to develop property in McKinney, Texas.

Subsidiaries of the Bank

         As a Texas-chartered savings bank, the Bank is permitted by federal regulations to have subsidiaries engage only in those subsidiary activities which are permissible for a subsidiary of a national bank. The FDIC may approve other activities for a subsidiary provided that the Bank meets its applicable minimum capital standards and the FDIC determines that the conduct of the activity of the subsidiary will not pose a significant risk to the SAIF. Under state law, a Texas-chartered savings bank is permitted to invest an unlimited amount in operating subsidiaries which are engaged solely in activities permissible for the Bank to engage in directly. The amount which a Texas-chartered savings bank may invest in other service corporation subsidiaries may not exceed 10% of the savings bank's total assets without the prior approval of the Texas Department. At December 31, 1997, the net book value of the Bank's investment in its subsidiaries was approximately $507.1 million (including $29.5 million invested in other service corporation subsidiaries).

         Under FDIC regulations, if a savings bank's subsidiary is engaged in activities not permissible for a national bank subsidiary, it may only engage in such activities with the approval of the FDIC. In the absence of such approval, the subsidiary must be divested. The Company has received regulatory approval for its real estate investment and development activities to date. See "- Regulation - Federal Regulation of State-Chartered Savings Banks."

         The activities of the Bank's principal operating subsidiaries are briefly described below.

         Beal Nevada Corp., ("BNC"). During the fourth quarter of 1997, the Bank formed BNC, a Nevada corporation for tax planning purposes. BNC is a 99% limited partner in Loan Participant Partners, Ltd., with Property Acceptance Corp. ("PAC"), a wholly-owned subsidiary of the Bank, as the 1% general partner. This partnership owns an interest in a pool of loans transferred from the Bank. The Bank's investment in BNC and PAC was $388.6 million and $3.9 million, respectively, at December 31, 1997.

         Beal Mortgage, Inc. ("BMI"), Beal Properties, Inc. ("BPI") and Beal/H.S., Inc ("BHS"). BMI and BPI are Texas corporations and BHS is a Nevada corporation. These corporations were organized to engage in certain real estate development activities including the acquisition and development of land and direct investments in real estate development projects. At December 31, 1997, the Bank's investment in BMI, BPI and BHS totaled $9.0 million, $6.2 million and $14.3 million, respectively.

         BMI, BPI and BHS are engaged in holding real estate held for investment and in real estate development projects. The purchase and development of property may be financed by the Bank or an unrelated third party. Once developed, the lots are sold to builders primarily for the construction of single-family dwellings. The Company intends to expand its direct investment activities in the future, subject to market conditions and regulatory approval. The Board of Directors of the Bank has determined to limit the Bank's investment in real estate development and investment activities to an amount which would enable the Bank to maintain capital, as calculated in accordance with generally accepted accounting principles, at 6% of total assets, after deduction of its investment in real estate. In addition, the Bank's individual investment in BMI, BPI and BHS is limited by the FDIC to 10% of Tier I capital and 20% of Tier 1 capital on an aggregate basis, provided that Tier I capital is at least 6% after deduction of the Bank's investment in its real estate subsidiaries. See " Regulation - Federal Regulation of State-Chartered Savings Bank" and "Regulatory Capital Requirements and Prompt Corrective Regulatory Action." A description of their real estate investment activities is briefly described below.

         BHS through a Texas limited partnership owned with other affiliates of the Company, purchased in July, 1997 for $12.2 million, 204 lots plus approximately 135 acres (to be developed into an additional 225 lots) located in Highland Village, Texas. Since the purchase, 26 lots have been sold for approximately $1.9 million.

         BMI's Coppell, Texas development, was purchased in May 1995 for approximately $4.8 million, and originally consisted of approximately 200 acres. When BMI purchased the property, the sales contract included an option to one of the sellers to repurchase approximately 50 acres of the land for $2.2 million. This option was exercised in January, 1997 with the Bank providing an acquisition and development loan to the purchaser for $5.3 million. BMI also sold an additional 65.5 acres of single family land to the same purchaser for $2.1 million in cash in June, 1997. In addition, 27 acres were sold to the State of Texas for a freeway right of way for $1.7 million. After these three sale transactions, BMI currently retains two commercial tracts of approximately 21 and 10 acres, respectively, located at the intersection of the future freeway and a major local thoroughfare.

         BMI also has invested in a single family real estate development consisting of 68 acres located in Mesquite, Texas platted for 302 lots. The land was purchased in July, 1995 for $1.1 million. Since purchase, Phase I has been fully developed with 119 of 123 total lots under contract to a national homebuilder. This national home builder has an option to purchase all lots to be developed in Phases II and III. Phase II is currently in pre-construction, with Phase III preliminary platted and engineered.

         BMI also has invested in a single-family development located in Corinth, Texas. BMI's original investment of $914,000 has been reduced to $58,000 as of December 31, 1997 and consists of three remaining lots. This investment was initially Phase III of a BMI development which originally contained 32 acres with 127 lots. BPI also has a $1.4 million investment in Phases IV, VII and VIII of the same development, containing a total of 88 acres. Phase IV development has been completed with 115 of 145 lots sold to one national home builder. Phases VII and VIII of this development have been preliminary platted for 189 lots, plus five acres of commercial frontage on a state highway.

         BMI also holds $10.3 million in the aggregate of other real estate for investment, the largest component of which is Beal Bank Center II, an office building purchased in March 1995 and located adjacent to the Company's headquarters. At December 31, 1997, Beal Bank Center II had a book value of $8.4 million (subject to a $6.0 million first mortgage lien from an unaffiliated lender) and was 83% occupied. Two remaining properties held by BMI for investment had book values of $1.0 million and $860,000, respectively, at December 31, 1997.

         BPI also has $3.4 million invested through a Texas limited partnership to own a 229 acre commercial/industrial park in Houston, Texas. At December 31, 1997, BPI had an additional investment in land with a book value of approximately $1.0 million.

         Loan Acceptance Corp. ("LAC"). LAC was formed in July 1994 to bid on third-party loan pools, the majority of which are sold by the FDIC or the RTC. This activity was formerly conducted through BMI. At December 31, 1997, the Bank's investment in LAC totaled $992,000. See "- Lending Activities - Loan Acquisition, Resolution, Origination and Sale Activities."

         BRE, Inc. ("BRE"). BRE is a Texas corporation organized to hold loans and other assets which management of the Bank believes bear more than the normal risk of exposure to litigation. The most common problems with these assets include environmental contingencies and litigious histories of certain borrowers. At December 31, 1997, BRE held 16 mortgage loans (11 single-family and five multi-family and commercial real estate loans) totaling $2.2 million and 10 foreclosed real estate properties (one land and nine multi-family and commercial properties) totaling $11.0 million. BRE has performed full environmental reviews on all of its properties with minimal environmental problems found. The properties are operational and BRE plans to actively market the properties for sale. At December 31, 1997, the Bank's investment in BRE totaled $13.6 million.

         Beal Affordable Housing, Inc. ("BAH"). BAH was organized in November 1994 to develop affordable housing apartment buildings to take advantage of certain tax benefits under Section 42 of the Internal Revenue Code. BAH owns a 98% limited partnership interest in the three limited partnerships described below. BMI owns a 1% interest in and serves as the managing general partner for each limited partnership and a Texas-based, non-profit organization owns the remaining 1% interest in each limited partnership. The limited partners will receive 100% of any profits or cash distributions on their respective projects and will incur 100% of any cash related operating deficiencies and losses. Each of the projects is managed by a non-affiliated fee management company which specialize in the management of affordable housing properties. At December
31, 1997, the Company's investment in BAH totaled $26.7 million.

         It is anticipated that BAH will receive tax credits of approximately $2.4 million per year for the next nine years. The limited partnerships are required to maintain minimum occupancy levels of qualified low-income tenants continuously throughout the 15-year compliance period beginning in the year the first low-income housing credit is claimed. Failure to comply with this occupancy requirement will result in recapture of all or part of the credits previously claimed. Each of the limited partnerships are in compliance with the required occupancy levels at December 31, 1997.

         Foreign Lending Corporation ("FLC"). FLC was established by the Bank for the purpose of originating, servicing or holding loans made to foreign borrowers with assets or collateral outside the United States, and/or domestic borrowers with collateral in foreign countries. FLC will also hold and manage to disposition any assets acquired in satisfaction of debt as a result of this lending activity. At December 31, 1997, the Bank's investment in FLC totaled $5.1 million which was invested in one loan. The Bank is not currently seeking new foreign lending activities. See "- Foreign Lending."

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

         The Company also owns other single purpose subsidiaries formed to hold foreclosed property for tax planning purposes. The Company's net investment in such subsidiaries at December 31, 1997 was $39.4 million.

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

         The Company attracts substantially all of its deposits through newspaper advertisements and its branch offices, within the States of Texas. Competition for those deposits is principally from other savings institutions and commercial banks and other financial intermediaries. The Company competes for these deposits by offering deposit accounts at very competitive rates.

Employees

         At December 31, 1997, the Company, including its subsidiaries, had a total of 106 employees. The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

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

         The Bank's general permissible lending limit for loans-to-one borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case, this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1997, the Bank's lending limit under this restriction was $28.2 million. The Bank is in compliance with the loans-to-one borrower limitation.

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

         The Commissioner also has the authority to regulate and examine the holding companies of Texas- chartered savings banks. Each holding company is required by Texas law to register with the Commissioner within 90 days after becoming a holding company. Such holding companies, like the Company, must file periodic reports concerning their operations with the Commissioner. The Commissioner also has enforcement powers over such holding companies similar to those applicable to savings banks.

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

         With respect to a change in control, federal law provides that no person directly or indirectly or acting in concert with one or more persons, may acquire "control" of a savings institution, such as the Bank (which includes the Company for this purpose) at any time without giving 60 days' prior notice to the FDIC and having received no FDIC objection to such acquisition of control, unless the transaction involves an acquisition of control by a company or other entity, in which case, the transaction would be subject to the approval of the OTS, rather than the FDIC.

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

         Federal law also prohibits insured state-chartered banks, including savings banks such as the Bank, from making equity investments of a type, or in an amount, that are not permissible for national banks. In general, equity investments include equity securities, partnership interests and equity interests in real estate. Under these regulations, non-permissible investments must have been divested by no later than December 19, 1996. Federal law also prohibits such banks from engaging as principal in any activity not permissible for a national bank without FDIC approval. Subsidiaries of such insured banks may also not engage as principal in any activity that is not permissible for a subsidiary of a national bank without FDIC approval. Through its service corporations, BMI, BPI and BHS, the Bank engages in real estate development and investment activities ("Real Estate Activities"), which activities are not permissible for a national bank. The FDIC has authorized (the "FDIC Order") the Bank and its subsidiaries to continue to engage in these Real Estate Activities provided that they comply with certain requirements. These measures include requiring that any subsidiary through which the Real Estate Activities are conducted (each a "Real Estate Subsidiary") is operated to ensure its separate corporate existence, submission of an annual investment plan to the FDIC, measures to address concentration of risk, and calculating the Bank's compliance with regulatory capital standards exclusive of any investment in a Real Estate Subsidiary. See "- Insurance of Accounts and Regulation by the FDIC and Regulatory Capital Requirements and Prompt Corrective Action." See "Subsidiaries of the Bank."

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

         In addition, the OTS also has extensive enforcement authority over the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and- desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. See "- Holding Company Regulation."

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

         The FDIC's deposit insurance premiums are assessed through a risk-based system, under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a leverage ratio of at least 5%, a ratio of Tier 1 or leverage capital to risk-weighted assets ("Tier 1 capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., leverage or Tier 1 capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. The current assessment schedule for both BIF and SAIF insured institutions ranges from 0 to .27% of deposits. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period. Deposit insurance premiums for the fiscal year ended December 31, 1997, totaled $677,000.

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

         Prior to the enactment of legislation recapitalizing the SAIF in November 1996, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980s. Although SAIF- insured institutions will continue to be subject to a FICO assessment, the legislation also requires assessments to be made on BIF-assessable deposits for this purpose. Effective January 1, 1997, that assessment will be limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as the Bank. Thereafter, however, assessments on BIF-member institutions will be made on the same basis as SAIF-member institutions. The rates established by the FDIC in 1997 to implement this requirement for all FDIC-insured institutions was 6.48 basis points assessment on SAIF deposits and
1.3 basis points on BIF deposits until BIF insured institutions participate fully in the assessment. These rates may be revised in the future based upon changes in the BIF and SAIF assessment base.

         The FDIC has promulgated regulations implementing limitations on brokered deposits pursuant to the requirements of federal law. Under the regulations, well capitalized institutions are not subject to any brokered deposit limitations, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only (i) with a waiver from the FDIC and (ii) subject to the limitation as to all such deposits that they do not pay an effective yield which exceeds by more than (a) 75 basis points the effective yield paid on deposits of comparable size and maturity in such institution's normal market area for deposits accepted in its normal market area or (b) 120% for retail deposits and 130% for wholesale deposits, respectively, the current yield on comparable maturity U.S. Treasury obligations for deposits accepted outside the institution's normal market area. Undercapitalized institutions are not permitted to accept brokered deposits, and may not solicit any deposits by offering any effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the institution's normal market area or in the market area in which such deposits are being solicited. At December 31, 1997, the Bank qualified as a well capitalized institution and, as a result, was not subject to restrictions on brokered deposits. See "- Sources of Funds-Deposits."

         Regulatory Capital Requirements and Prompt Corrective Regulatory Action. All state-chartered institutions such as the Bank, which report to the FDIC as their primary federal regulator, must maintain regulatory capital in accordance with FDIC regulations.

         The FDIC has adopted a minimum leverage ratio of Tier 1 capital to average total assets of 3% for banks that have a uniform composite ("CAMELS") supervisory rating of 1. Higher leverage ratios are required to be considered well capitalized under the prompt corrective action provisions of federal law. The FDIC is also authorized to impose higher capital requirements on institutions on a case-by-case basis.

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

         Pursuant to the FDIC Order, the Bank must maintain a Tier 1 capital ratio of 6% after excluding the amount of its investment in BMI or any other subsidiary (such as BPI and BHS) through which it conducts Real Estate Activities. In addition, the aggregate investment in any one such subsidiary is limited to 10% of Tier 1 capital, and with respect to all such subsidiaries is limited to 20% of Tier 1 capital.

         A banking organization's qualifying total capital consists of two components: Tier 1 capital (leverage capital) and Tier 2 capital (supplementary capital). Tier 1 capital consists primarily of common stock, related surplus and retained earnings, qualifying noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries. Intangibles, such as goodwill, are generally deducted from Tier 1 capital; however, purchased mortgage servicing rights and purchased credit card relationships may be included, subject to certain limitations. At least 50% of the banking organization's total regulatory capital must consist of Tier 1 capital.

         Tier 2 capital may consist of (i) the allowance for possible loan and lease losses in an amount up to 1.25% of risk-weighted assets and (ii) certain permanent and non-permanent capital instruments such as cumulative preferred stock and subordinated debt. The inclusion of the foregoing elements of Tier 2 capital are subject to certain requirements and limitations.

         On October 13, 1997, the Texas Department notified the Bank's Board of Directors that the Department was rescinding the requirement that the Bank maintain minimum capital requirements of 9% for leverage capital and 11% for risk-based capital, based on a business plan submitted to the Texas Department by the Bank and the Department's evaluation of the Bank's latest examination as of March 31, 1997. The business plan generally anticipates a significant decline in total assets, however, the Bank will continue to originate loans that are within the Bank's loan policy, as approved by the Board, and continue to purchase loan packages; a continued improvement in the Company's level of classified assets; the discontinuation of the Company's foreign lending program; and the Bank maintaining a leverage capital ratio of at least 10%. The Texas Department must be provided with 30 days prior written notice of any actions planned or anticipated that might reasonably be expected to result in a material deviation from the business plan. For purposes of such advance notification, material deviation would include, but not necessarily be limited to, material deviations in capital levels, total asset growth or bulk asset purchases in any quarter, or any resumption of foreign lending. As a result of the recent decision to focus on loan originations, the Bank is preparing a new business plan which reflects an anticipated increase in loan originations.

         The following table sets forth the Bank's compliance with its regulatory capital requirements at December 31, 1997:

                                             At December 31, 1997
                              -----------------------------------------------
                                     Required                  Actual
                              ---------------------     --------------------
                              Amount       Percent      Amount      Percent
                              ------       -------      ------      -------
                                         (Dollars in Thousands)

Leverage capital ........    $ 67,373        5.00%     $186,116       13.81%
Tier 1 risk-based capital      62,387        6.00       186,116       17.90
Total risk-based capital      103,978       10.00       198,028       19.05


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

         If the FDIC determines that an institution is in an unsafe or unsound condition or is engaged in an unsafe or unsound practice it is authorized to reclassify a well capitalized institution as an adequately capitalized association and if the institution is adequately capitalized, to impose the restrictions to an undercapitalized institution. If the institution is undercapitalized, the FDIC is authorized to impose the restrictions applicable to a significantly undercapitalized institution. The purpose of these provisions is to resolve the problems of insured depository institutions at the least possible long-term cost to the appropriate deposit insurance fund.

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

         Limitations on Dividends and Other Capital Distributions. Under Texas law, a savings bank may declare and pay dividends out of current and retained income so long as the savings bank meets its capital requirements. The Bank is required to provide notice to the OTS at least 30 days' prior to the declaration of a dividend by the Bank to the Company. In a letter from the OTS dated June 30, 1997, the OTS acknowledged that notice has been given by the Bank to pay additional dividends, as needed, up to 100% of earnings for the fiscal year-ended December 31, 1997.

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

         Liquidity. All Texas savings banks, including the Bank, are required to maintain minimum levels of liquid assets as defined by the Texas Department. A Texas savings bank is required to maintain liquidity in an amount not less than 10% of an amount equal to its average daily deposits for the most recently completed calendar quarter in cash or readily marketable securities. At December 31, 1997, the Bank's liquidity ratio was 19.1%.

         Qualified Thrift Lender Test. All state-chartered savings banks with holding companies governed by the OTS, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. One version of this test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments. At December 31, 1997, the Bank met the test for the twelve month period. In the event that the Bank should fail to qualify as a QTL, it would not be able to requalify for a period of five years. Upon such a failure, the Company would lose its status as a savings and loan holding company and would be required to register as a bank holding company and become subject to the activity restrictions applicable to such companies. See "- Holding Company Regulation."

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


         The federal banking agencies, including the FDIC, revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, certain financial institutions have been required to devote additional funds for investment and lending in its local community. At December 31, 1997, no additional requirements have been imposed on the Bank. There can be no assurances that additional requirements will not be imposed on financial institutions, including the Bank, in the future.

         In addition, the Texas Act and regulations impose a requirement that a savings bank maintain investments equal to at least fifteen percent of its local area deposits in first and second lien residential mortgage loans or foreclosed residential mortgage loans originated from within the Bank's local service area; home improvement loans; interim residential construction loans; mortgage backed securities secured by loans from within the bank's local service area; and loans for community reinvestment purposes. The Bank's local service area is currently delineated to include Collin, Dallas, Denton, Ellis, Fort Bend, Harris, Johnson, Kaufman, Liberty, Montgomery, Parker, Rockwall, Tarrant and Waller Counties, Texas. At December 31, 1997, the Bank was in compliance with the requirements of the Texas Act.

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

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1997, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the Texas Department. See "Liquidity."

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas. At December 31, 1997, the Bank had $10.2 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 5.30% and were 5.95% for calendar year 1997.

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

Federal and State Taxation

         Federal Taxation. Beal Financial Corporation filed with the Internal Revenue Service on March 13, 1997, to elect Subchapter S status for federal income tax purposes effective January 1, 1997. This election covered all subsidiaries of Beal Financial, including the Bank, except for BAH and BRE-N, Inc. (an inactive subsidiary), which elected to remain Subchapter C Corporations for federal tax purposes. Concurrent with the change to Subchapter S status, Beal Financial and all subsidiaries changed their tax and fiscal year ends to December 31 from the previous June 30 year ends. Therefore, Beal Financial and subsidiaries filed a consolidated Subchapter C federal tax return for the six months ended December 31, 1996 and will file a consolidated Subchapter S federal tax return for the year ended December 31, 1997.

         In the future, Beal Financial and all subsidiaries electing Subchapter S status will not pay any federal taxes on net income. The only exception will involve possible Subchapter C tax liability on net built-in gains as of January 1, 1997, which may potentially be recognized during the 10 year period ending December 31, 2006. Recognition of built-in gains/losses are subject to certain limitations. At January 1, 1997, the Company had net unrealized built-in gains of approximately $80.0 million. For the year ended December 31, 1997, the Company recorded federal tax expense of $3.2 million related to the recognition of built-in gains. BAH and BRE-N will continue to pay federal income taxes as C-Corporations.

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

         In August 1996, legislation was enacted that repealed the reserve method of accounting (including the percentage of taxable income method) used by many thrifts, including the Bank, to calculate their bad debt reserve for federal income tax purposes. As a result, large thrifts such as the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the specific charge-off method for post-1987 tax years. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. As a Subchapter-S Corporation, recapture will be treated as a built-in gain in the year recognized. To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 1997, the Bank's Excess for tax purposes totaled approximately $12.0 million. The management of the Company does not believe that the legislation will have a material impact on the Company or the Bank.

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

ITEM 2. PROPERTIES

         The Company conducts its business at its headquarters and branch offices. The following table sets forth information relating to each of the Company's properties as of December 31, 1997.


                                                   Owned         Total
          Location                   Year           or        Approximate
                                   Acquired       Leased     Square Footage       Book Value
                                   --------       ------     --------------       ----------
                                                                                 (In Thousands)
Corporate Headquarters:
Beal Bank Center I                   1992          Owned        167,138            $4,739
15770 North Dallas
    Parkway
Dallas, Texas

Branch Office:

5100 Westheimer                      1995         Leased          5,064               --
Houston, Texas

Branch Office:

874 Green Bay Road                   1997         Leased          2,500               --
Winnetka, Illinois  60093



         The Company acquired Beal Bank Center I in 1992 and currently occupies 39,659 square feet in the building. At December 31, 1997, the building was 98.0% occupied. At December 31, 1997, the Company's total investment in the property was $6.3 million with a net book value of $4.7 million.

         The total net book value of the Bank's premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at December 31, 1997 was $6.3 million.

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

         Kenneth L. Musgrave vs. Beal Banc, S.A.; Cause No. 43,536-A in the 42nd District Court of Taylor County, Texas. In April 1994, the Bank acquired a promissory note with the face amount of $1.5 million (the "Note") executed by the plaintiff ("Plaintiff") from the FDIC. Thereafter, the Plaintiff negotiated with representatives of the Bank to settle the outstanding balance owed on the Note. Those negotiations stalled and the Bank foreclosed on the two pieces of property securing the Note in September 1994. Plaintiff filed suit against the Bank wherein he has asserted claims against the Bank and certain of the Bank's officers and directors for (a) intentional infliction of emotional distress; (b) breach of "duty to deal honestly and in good faith;" (c) wrongful acceleration of the Note and wrongful foreclosure; and (d) fraud. All of the Plaintiff's claims arise out of the negotiations he conducted with representatives of the Bank to settle his debt on the Note. The Plaintiff claims that the Bank deliberately made various misrepresentations about its ownership of the Note, its willingness to settle his indebtedness on the Note and its conditional acceptance of his settlement offers in order to lull the Plaintiff into a position where the Bank would be able to foreclose on the properties securing repayment of the Note. The Plaintiff seeks $20.0 million in actual damages and $40.0 million in punitive damages. His alleged actual damages are based upon his contention that the value of the foreclosed properties exceeded the amount of his indebtedness to the Bank at the time of the foreclosures and the fact that he will lose approximately $2.0 million per year for the next ten years because he will not be able to bid on note packages offered for sale by the FDIC as a result of the Bank's foreclosure on his properties. The trial court granted summary judgement in favor of all Defendants on August 4, 1997. The Plaintiff filed a Notice of Appeal on November 13, 1997. However, in January, 1998, the Court of Appeals dismissed Plaintiff's appeal because it was untimely filed. Therefore, the case has been successfully concluded in favor of the Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders of the Company during the quarter ended December 31, 1997.

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

                                                        At June 30,                           At December 31,
                                     -------------------------------------------------   -----------------------
                                        1993         1994         1995          1996        1996         1997
                                     ----------   ----------   ----------   ----------   ----------   ----------
                                                                  (Dollars In Thousands)
Selected Financial Condition Data:
Total assets .....................   $  118,849   $  246,308   $  632,866   $1,269,279   $1,394,906   $1,365,754
Loans receivable, net ............      100,810      219,914      493,168      897,414    1,054,204      887,833
Mortgage-backed securities .......         --          1,999       40,714      194,699      123,939      111,376
Deposits .........................       92,826      186,048      458,165      891,304    1,043,433    1,001,476
Total borrowings .................        8,203       27,932      115,898      263,519      217,842      174,787
Stockholders' equity .............       16,211       27,023       52,400       93,172      116,797      160,820




                                                                                         Twelve
                                                                                        Months Ended   Year Ended
                                                    Year Ended June 30,                 December 31,   December 31,
                                     -------------------------------------------------  ------------   ------------
                                         1993        1994         1995         1996         1996         1997
                                     ----------   ----------   ----------   ----------  ------------   ------------
                                                                  (Dollars In Thousands)
Selected Operations Data:
Total interest income ............   $   21,706   $   34,580   $   63,795   $  140,948   $  177,339   $  169,181
Total interest expense ...........        3,639        6,559       20,981       56,818       67,708       67,856
                                     ----------   ----------   ----------   ----------   ----------   ----------
Net interest income ..............       18,067       28,021       42,814       84,130      109,631      101,325
Provision for loan losses ........          784        2,888        4,045        9,044        6,423        3,410
                                     ----------   ----------   ----------   ----------   ----------   ----------
Net interest income after provision
 for loan losses .................       17,283       25,133       38,769       75,086      103,208       97,915
Gain on sales of interest-earning
assets ...........................          994          451        9,408        8,413        6,101          550
Gain on sales of real estate .....         --            912        4,412        7,068       10,776       13,708
Other non-interest income ........          406          173          109        1,202        2,615        3,013
                                     ----------   ----------   ----------   ----------   ----------   ----------
Total non-interest income ........        1,400        1,536       13,929       16,683       19,492       17,271
Total non-interest expense .......        5,113        9,085       12,145       22,456       38,588       22,144
                                     ----------   ----------   ----------   ----------   ----------   ----------
Income before income taxes .......       13,570       17,584       40,553       69,313       84,112       93,042
Income taxes .....................        5,115        6,772       15,176       25,153       30,280        6,408
                                     ----------   ----------   ----------   ----------   ----------   ----------
Net income .......................   $    8,455   $   10,812   $   25,377   $   44,160   $   53,832   $   86,634
                                     ----------   ----------   ----------   ----------   ----------   ----------
                                     ----------   ----------   ----------   ----------   ----------   ----------

                                                                                          Twelve
                                                                                           Months
                                                                                           Ended
                                                             Year Ended June 30,        December 31,    Year Ended
                                                    ----------------------------------- -----------    December 31,
                                                     1993      1994      1995     1996      1996          1997
                                                    ------    ------    ------    -----    ------      ------------
Selected Financial Ratios and Other Data:
Performance Ratios:
   Return on assets (ratio of net income to
    average total assets) ....................        9.15%     6.06%     5.76%    4.46%     4.36%         6.66%
   Return on equity (ratio of net income to
    average equity) ..........................       71.77     51.23     64.76    64.51     57.10         59.77
   Interest rate spread information, average
    during period ............................       20.61     16.92     10.50     9.43      9.64          8.72
   Net interest margin(1) ....................       21.03     17.15     10.65     9.32      9.68          8.86
   Ratio of operating expense to average total
    assets ...................................        5.53      5.09      2.74     2.27      3.13          1.71
   Ratio of average interest-earning assets to
    average interest-bearing liabilities .....      109.90    105.62    102.89    98.30    102.29        102.60

Quality Ratios:
   Net non-performing assets to total assets,
    at end of period .........................        6.36      7.95      7.07    11.84     17.77         17.88
   Allowance for loan losses to net non-
    performing loans .........................       27.80     21.14     17.06     9.65      6.49          9.17
   Allowance for loan losses to loans
    receivable, net ..........................        1.24      1.62      1.24     1.32      1.25          1.34
   Net charge-offs to average loans, net .....         .11       .40       .41      .39       .38           .49

Equity Ratios:
   Equity to total assets, at end of period ..       13.64     10.97      8.28     7.34      8.37         11.78
   Average equity to average assets ..........       12.74     11.83      8.84     6.91      7.64         11.19

Ratio of Earnings to Fixed Charges:
   Excluding interest on deposits ............      64.1:1    23.9:1     6.6:1     7.4:1    8.1:1         10.4:1
   Including interest on deposits ............       4.5:1     3.5:1     2.3:1     1.4:1    1.4:1          1.5:1

Other Data:
   Number of full-service offices ............           1         1         2         3        3           3

-----------------
(1) Net interest income divided by average interest-earning assets.

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

Financial Condition

         The Company's total assets remained unchanged at $1.4 billion at December 31, 1997 and December 31, 1996, respectively. The asset composition changed, however, with net loans decreasing approximately $167.6 million, due to loan payoffs and foreclosure of non-performing loans, exceeding loan originations and discounted loan purchases. In addition, cash balances increased $84.5 million and real estate held for investment or sale increased $74.0 million. The increase in cash and cash equivalents was the result of normal operations. The increase in real estate held for investment or sale was primarily the result of additional foreclosures occurring as part of the normal resolution process for non-performing assets.

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

         Total liabilities decreased $73.2 million from December 31, 1996 to December 31, 1997, primarily due to a decrease of $42.0 million in deposits and a decrease in Federal Home Loan Bank advances of $36.0 million. The decrease in deposits and advances from the FHLB reflect the decrease in net loan receivables.

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

         Stockholders' equity increased $44.0 million or 41.0% from $116.8 million at December 31, 1996 to $160.8 million at December 31, 1997. Stockholders' equity increased $23.6 million, or 25.4%, from $93.2 million at June 30, 1996 to $116.8 million at December 31, 1996. Stockholders' equity increased $40.8 million, or 77.8%, from $52.4 million at June 30, 1995 to $93.2 million at June 30, 1996. These increases were due to earnings, net of dividends paid to stockholders of $45.6 million. The Company anticipates future dividends to be significant, subject to limitations imposed upon the Company by the Trust Indenture (the "Indenture") governing the Senior Notes. The Indenture limits dividends to 50% of consolidated net income since August 1, 1995. At December 31, 1997, under the terms of the Indenture, the Company would have been permitted to dividend an additional $30.8 million.

Results of Operations

         General. The level of net income experienced by the Company in the years ended June 30, 1996, 1995, and the year ended December 31, 1997 resulted primarily from (i) the significant increase in the average balance of interest-earning assets as a result of the Company's efforts to return non-performing loans to performing status and (ii) gains on the sales of loans and gains on sale of real estate. Gains on the sales of loans and real estate generally are dependent on various factors which are not necessarily within the control of the Company, including market and economic conditions. As a result, there can be no assurance that the gains on sales of loans and real estate reported by the Company in prior periods will be reported in future periods or that there will not be substantial periodic variation in the results from such activities.

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

                                                          Year Ended June 30,                       Twelve Months Ended December 31,
                                  --------------------------------------------------------------- ----------------------------------
                                                1995                             1996                              1996
                                  ------------------------------  -------------------------------  ---------------------------------
                                   Average     Interest             Average    Interest              Average     Interest
                                  Outstanding   Earned/   Yield/  Outstanding   Earned/    Yield/  Outstanding    Earned/     Yield/
                                    Balance     Paid       Rate     Balance      Paid       Rate    Balance       Paid         Rate
                                  ----------- ----------  ------  ----------- ----------   ------  -----------  ----------   -------
                                                                     (Dollars in Thousands)
Interest-Earning Assets:
 Loans receivable(1) ..........   $  359,317  $   61,185   17.03% $  760,906  $  131,544    17.29% $  947,653   $  164,675    17.38
 Mortgage-backed securities ...       18,694       1,328    7.10      99,495       6,916     6.95     145,995       10,434     7.15
 Interest-earning deposits ....       15,993         896    5.60      36,890       2,183     5.92      31,463        1,781     5.66
 FHLB stock ...................        6,381         386    6.05       4,984         305     6.12       7,649          449     5.87
                                  ----------  ----------          ----------  ----------           ----------   ----------
  Total interest-earning
    assets(1) .................   $  400,385      63,795   15.93  $  902,275     140,948    15.62  $1,132,760      177,339    15.66
                                  ----------  ----------          ----------  ----------           ----------   ----------
                                  ----------                      ----------                       ----------

Interest-Bearing Liabilities:
 Savings deposits .............       29,276       1,435    4.90     127,126       6,099     4.80     158,392        8,111     5.12
 Certificate accounts .........      233,875      12,282    5.25     669,269      39,816     5.95     821,848       47,781     5.81
 Senior notes, net ............         --          --      --        50,093       6,904    13.78      57,042        7,918    13.88
 Borrowings ...................      125,987       7,264    5.77      71,360       3,999     5.60      70,077        3,898     5.56
                                  ----------  ----------          ----------  ----------           ----------   ----------
  Total interest-bearing
    liabilities ...............   $  389,138      20,981    5.39  $  917,848      56,818     6.19  $1,107,359       67,708     6.11
                                  ----------  ----------          ----------  ----------           ----------   ----------
                                  ----------                      ----------                       ----------

Net interest income ...........               $   42,814                      $   84,130                        $  109,631
                                              ----------                      ----------                        ----------
                                              ----------                      ----------                        ----------
Net interest rate spread ......                            10.54%                            9.43%                             9.54%
Net earning assets ............   $   11,247                      $  (15,573)                      $   25,401
                                  ----------                      ----------                       ----------
                                  ----------                      ----------                       ----------
Net yield on average interest-
  earning assets ..............                            10.69%                            9.32%                             9.68%
Average interest-earning assets
  to average interest-bearing
  liabilities .................                   102.89%                           98.30%                         102.29%


                                       Year Ended December 31,
                                  -------------------------------------
                                                 1997
                                  -------------------------------------
                                   Average      Interest
                                  Outstanding    Earned/        Yield/
                                    Balance       Paid           Rate
                                  -----------   ---------      ----------
 Interest-Earning Assets:
 Loans receivable(1) ..........   $  967,265    $ 157,458       16.28%
 Mortgage-backed securities ...      117,141        8,407        7.18
 Interest-earning deposits ....       49,653        2,730        5.50
 FHLB stock ...................        9,835          586        5.96
                                  ----------    ---------
  Total interest-earning
    assets(1) .................   $1,143,894      169,181       14.79
                                  ----------    ---------
                                  ----------

Interest-Bearing Liabilities:
 Savings deposits .............      185,233        9,025        4.87
 Certificate accounts .........      847,937       48,955        5.77
 Senior notes, net ............       57,131        7,986       13.98
 Borrowings ...................       28,286        1,890        6.68
                                  ----------    ---------
  Total interest-bearing
    liabilities ...............   $1,118,587       67,856        6.07
                                  ----------   ---------
                                  ----------


Net interest income ...........                $ 101,325
                                               ---------
                                               ---------
Net interest rate spread ......                                  8.72%
Net earning assets ............  $    25,307
                                 -----------
                                 -----------
Net yield on average interest-
  earning assets ..............                                  8.86%
Average interest-earning assets
  to average interest-bearing
  liabilities .................                   102.26%


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

                                                                                    Twelve Months Ended
                                                                                    December 31, 1996 vs
                                                   Year Ended June 30,                   Year Ended
                                                     1995 vs. 1996                    December 31, 1997
                                        ---------------------------------  ---------------------------------
                                               Increase                          Increase
                                              (Decrease)                         (Decrease)
                                                Due to           Total             Due to            Total
                                        --------------------   Increase     -------------------     Increase
                                         Volume       Rate     (Decrease)    Volume       Rate     (Decrease)
                                        --------    --------    --------    --------    --------    --------
                                                                         (Dollars in Thousands)
Interest-Earning Assets:
 Loans receivable ...................   $ 50,403    $    357    $ 50,760    $     34    $  1,021    $  1,055
 Loans receivable - discount ........     19,009         590      19,599       3,479     (11,751)     (8,272)
                                        --------    --------    --------    --------    --------    --------
 Loans receivable - total ...........     69,412         947      70,359       3,513     (10,730)     (7,217)
 Mortgage-backed securities .........      5,616         (28)      5,588      (2,071)         44      (2,027)
 Interest-earning deposits ..........      1,234          53       1,287         999         (50)        949
 Other ..............................        (86)          5         (81)        130           7         137
                                        --------    --------    --------    --------    --------    --------
   Total interest-earning assets ....   $ 76,176    $    977      77,153    $  2,571    $(10,729)     (8,158)
                                        --------    --------    --------    --------    --------    --------
                                        --------    --------    --------    --------    --------    --------
Interest-Bearing Liabilities:
 Savings deposits ...................   $  4,694    $    (30)   $  4,664    $  1,281    $   (367)   $    914
 Certificate accounts ...............     25,700       1,834      27,534       1,503        (329)      1,174
 Senior notes, net ..................      6,904        --         6,904          12          56          68
 Borrowings .........................     (3,067)       (198)     (3,265)     (3,031)      1,023      (2,008)
                                        --------    --------    --------    --------    --------    --------
   Total interest-bearing liabilities   $ 34,231    $  1,606      35,837    $   (235)   $    383         148
                                        --------    --------    --------    --------    --------    --------
                                        --------    --------    --------    --------    --------    --------
Change in net interest income .......                           $ 41,316                            $ (8,306)
                                                                --------                            --------
                                                                --------                            --------

Comparison of Operating Results for the Fiscal Year Ended December 31, 1997 and Twelve Months Ended December 31, 1996

         Net Income. For the fiscal year ended December 31, 1997, net income of $86.6 million represented an increase of $32.8 million, or 60.9% from $53.8 million for the twelve months ended December 31, 1996. As discussed in more detail below, the increase in net income was primarily due to a decrease of $23.9 million in income tax expense as a result of the Company's election of Subchapter S tax status, a decrease of $3.0 million in the provision for loan losses and a decline of $16.4 million in non-interest expense, partially offset by a $8.3 million decline in net interest income.

         Net Interest Income. Net interest income decreased $8.3 million, or 7.6%, from $109.6 million for the twelve months ended December 31, 1996 to $101.3 million for the year ended December 31, 1997. Although the average balance of interest-earning assets remained virtually unchanged, the net interest spread, however, decreased from 9.5% for the twelve months ended December 31, 1996 to 8.7% for the year ended December 31, 1997.

         Interest Income. Interest income decreased $8.2 million, or 4.6%, from $177.4 million for the twelve months ended December 31, 1996 to $169.2 for the year ended December 31, 1997. The increase of $1.1 million in interest income on loans including fees was offset by a decrease of $8.3 million in purchased discount accretion and $941,000 in interest income on investment securities. The average balance of interest earning assets increased slightly, however, this increase was offset by a decrease in the yield on interest earning assets by
 .82% for the year ending December 31, 1997, as compared to the twelve months ended December 31, 1996. This decrease in yield was primarily due to a decrease in yield on loans, net, from 17.38% for the twelve months ended December 31, 1996 to 16.28% for the year ended December 31, 1997.

         Interest Expense. Interest expense increased $148,000, or 0.22%, from $67.7 million for the twelve months ended December 31, 1996 to $67.9 million for the year ended December 31, 1997. The average balance of interest-bearing liabilities remained virtually the same, increasing only $11.2 million during the year ended December 31, 1997 reflecting the increase in deposit accounts and comparable decline in other borrowings during the year. The four basis point decrease in the average cost of interest-bearing liability from 6.11% for the twelve month period ended December 31, 1996 to 6.07% for the year ended December 31, 1997 was primarily due to the shift from higher cost FHLB advances to deposit accounts.

         Provision for Loan Losses. The provision for loan losses is determined by management as an amount sufficient to maintain the allowance for loan losses at a level considered adequate to absorb future losses inherent in the loan portfolio in accordance with generally accepted accounting principles. The provision for loan losses decreased $3.0 million, or 46.9% for the twelve months ended December 31, 1997 primarily as a result of a decline in net loans receivable and non-performing loans.

         The Company establishes an allowance for loan losses based upon a systematic analysis of risk factors in the loan portfolio. This analysis includes an evaluation of the Company's loan portfolio, past loan loss experience, current economic conditions, loan volume and growth, composition of the loan portfolio and other relevant factors. Management's analysis results in the establishment of allowance amounts by loan type based on allocations by asset classification and specific allocations based on asset reviews. The allowance for loan losses as a percentage of net non-performing loans was 9.2% at December 31, 1997 as compared to 6.5% at December 31, 1996. The primary reason for the increase in this ratio was due to a decrease in net non-performing loans of $73.4 million from $203.3 million at December 31, 1996 to $129.9 million at December 31, 1997.

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

         Non-Interest Income. Total non-interest income decreased $2.2 million, or 11.4% to $19.5 million for the twelve months ended December 31, 1996 to $17.3 million for the year ended December 31, 1997. This decrease was primarily due to a decrease of $5.5 million in the income attributable to gain on sale of loans and a $6.4 million decrease in gain of sales of securities available for sale, partially offset by an increase of $8.2 million on the gain on sale of real estate transactions and a $1.1 million increase in other real estate operations.

         Non-Interest Expense. Non-interest expense decreased $16.4 million, or 42.6%, from $38.6 million at December 31, 1996 to $22.1 million at December 31, 1997, primarily due to a decrease in salaries and employee benefits of $11.2 million, $10.5 million of which related to a bonus paid to the Bank's Chairman, Andrew Beal in December 1996. The SAIF deposit insurance premium decreased $2.8 million, of which $2.2 million related to the one time assessment to recapitalize the SAIF which was paid in 1996. In addition, other operating expenses decreased by $1.5 million during the year ended December 31, 1997.

         Income Taxes. Income taxes decreased $23.9 million, or 78.8%, from $30.3 million for the twelve months ended December 31, 1996 to $6.4 million for the twelve months period ended December 31, 1997. This decrease was due to the Company's election of Subchapter S tax status at December 31, 1996.

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

         Year 2000. The Company is currently in the process of conducting a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" problem. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. Management anticipates that the enhancements necessary to prepare its systems for the year 2000 will be completed in a timely manner.

         The majority of the Company's information processing capabilities are currently provided by third party vendors. The Company is aware of the risks to third parties, including vendors (and to the extent appropriate, depositors and borrowers) and the potential adverse impact on the Company resulting from failures by these parties to adequately address the Year 2000 problem. The Company has been communicating with its outside data processing service bureau, as well as other third party service providers (and to the extent appropriate, depositors and borrowers) to assess their progress in evaluating their systems and implementing any corrective measures required by them to be prepared for the year 2000. To date, the Company has not been advised by any of its primary vendors that they do not have plans in place to address and correct the issues associated with the Year 2000 problem; however, no assurance can be given as to the adequacy of such plans or to the timeliness of their implementation.

         The Company anticipates that it will incur internal staff costs as well as consulting and other expenses related to the enhancements necessary to prepare the systems for the year 2000. Based on the Company's current knowledge and investigations, the expense of the year 2000 project as well as the related potential effect on the Company's earnings is not expected to have a material effect on the Company's financial position or results of operations.

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

         The primary investing activity of the Company is the purchase of discounted loans from the HUD and FDIC through the sealed bid process or auctions and other private sector sellers. During the year ended December 31, 1997 and the twelve months ended December 31, 1996, the Company purchased $130.4 million and $308.0 million of net loans, respectively. During the years ended June 30, 1996 and, 1995, the Company purchased $524.7 million and $346.2 million of net loans, respectively. Loan originations for the year ended December 31, 1997 and the twelve months ended December 31, 1996 were $76.6 million and $132.5 million, respectively. Loan originations for the years ended June 30, 1996 and 1995 were $138.4 million and $76.4 million, respectively.

         The Company's primary financing activity is the attraction of deposits. During the fiscal years ended June 30, 1996 and 1995, the Company experienced a net increase in deposits of $433.2 million and $272.1 million, respectively. During the year ended December 31, 1997 and the twelve months ended December 31, 1996, the Company experienced a net increase (decrease) in deposits of $(42.0) million and $57.5 million, respectively. The Company also utilizes FHLB advances to fund the Bank's discounted loan purchases. During the year ended December 31, 1997, the twelve months ended December 31, 1996 and the years ended June 30, 1996 and 1995, the Company's net financing activity (proceeds less repayments) with the FHLB totaled $(36.0) million $(39.0) million, $74.0 million and $86.0 million, respectively. The Company had other borrowings of $64.7 million at December 31, 1997, including $57.1 million of Senior Notes.

         The Company has the ability to borrow additional funds from the FHLB of Dallas by pledging additional assets as collateral, subject to certain restrictions. At December 31, 1997, the Company had an undrawn advance arrangement with the FHLB for $26.0 million.

         The Bank is required to maintain minimum levels of liquid assets as defined by the Texas Department. A Texas savings bank is required to maintain liquidity in an amount not less than 10% of an amount equal to its average daily deposits for the most recently completed calendar quarter in cash or readily marketable securities. At December 31, 1997, the Bank's liquidity ratio was 19.1%.

         The Company's most liquid asset is cash and cash equivalents. The level of cash and cash equivalents is dependent on the Company's operating, financing, and investing activities during any given period. At June 30, 1996 and 1995, cash and cash equivalents totaled $55.4 million and $31.5 million, respectively. At December 31, 1997 and 1996 cash and cash equivalents totaled $150.8 million and $65.9 million, respectively.

         The Company anticipates that it will have sufficient funds available to meet its current commitments. At December 31, 1997, the Company had commitments to originate one loan of $7.0 million. Certificates of deposits which are scheduled to mature in one year or less at December 31, 1997 totaled $778.4 million reflecting consumer preference for short-term investments in the current interest rate environment. Due to the Company's high interest rate spread, management has typically relied upon interest rate sensitive short-term deposits to fund its loan purchases. The Company believes the potential interest rate risk is acceptable in view of the Company's belief that it can maintain an acceptable net interest spread. The Company further believes that based on the levels of retention of such deposits in the recent past, that a significant portion of such deposits will remain with the Company.

         At December 31, 1997, the Bank exceeded each of its three capital requirements. The following is a summary of the Bank's regulatory capital position at December 31, 1997.

                                       At December 31, 1997
                            ------------------------------------------
                                   Required              Actual
                            --------------------   -------------------
                              Amount     Percent    Amount     Percent
                            ---------  ---------   ---------  --------
                                      (Dollars in Thousands)
Leverage capital ........   $ 67,373       5.00%  $186,116      13.81%
Tier 1 risk-based capital     62,387       6.00    186,116      17.90
Total risk-based capital     103,978      10.00    198,028      19.05


         The Company anticipates based on the amount of dividends to stockholders expected to be declared by the Board of Director's in 1998, that the Bank's regulatory capital ratios will be reduced. It is the Company's intention that any such dividends would be limited to ensure that the Bank maintains its capital ratios in excess of the ratios necessary to be classified as a "well capitalized institution" as defined in FDIC regulations. See Item 1. Business - Regulation - Insurance of Accounts and Regulation by the FDIC."

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

Ratios of Earnings to Fixed Charges

         The Company's consolidated ratios of earnings to fixed charges for the year ended December 31, 1997 are set forth below. Earnings used in computing the ratios shown consist of earnings from continuing operations before taxes and interest expenses. Fixed charges, excluding interest of deposits, represent interest expense on borrowings. Fixed charges, including interest on deposits, represent all of the foregoing items plus interest on deposits. Interest expense (other than on deposits) includes interest on FHLB of Dallas borrowings, the Senior Notes and other borrowed funds.

                                                           For the Year
                                                              Ended
                                                         December 31, 1997
                                                         -----------------
Excluding interest on deposits...............                  10.4:1
Including interest on deposits...............                   1.5:1


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         As indicated in the table below, at December 31, 1997, the Bank's interest-bearing liabilities repricing in one year or less exceeded interest-earning assets maturing during the same period by $529.1 million, resulting in a one-year negative gap equal to 50.0% of its interest-earning assets at that date. Despite the Bank's negative gap position, management believes that the Bank's interest rate risk is acceptable given its high yield on earning assets. This high yield is a direct result of (i) purchasing performing loans at a discount, (ii) prepayments of loans in full that have been purchased at a discount and (iii) successfully resolving non-performing loans so that they are performing and thus begin to amortize the discount as the loans are paid down.

         The following table sets forth the interest rate sensitivity of the Bank's net assets and liabilities at December 31, 1997 on the basis of the following assumptions. It is assumed that adjustable-rate assets and liabilities would reprice at their earliest repricing date and fixed-rate assets and liabilities would reprice on their contractual maturity date. Money market deposit accounts ("MMDA's") and savings deposits are assumed to reprice in accordance with FIDICIA Section 305 guidelines, as follows: Fifteen percent of MMDA's are assumed to reprice in 0-3 months, 45% in 3-12 months and 40% in 1-3 years; savings deposits are assumed to reprice at 5% in 0-3 months, 15% in 3-12 months, 40% in 1-3 years and 40% in 3-5 years. All prepayment assumptions are based on the Bank's historical experience while liability repricing assumptions are based on industry averages used for the purpose of assessing interest rate sensitivity, which the Company believes does not differ materially from its historical experience. Balances in all instruments are kept stable with the assumption that runoff is reinvested in the same instrument. Nonaccrual loans are not reflected below.

                                                                Maturing or Repricing
                                     --------------------------------------------------------------------------------
                                                     Over 1        Over 2       Over 3        Over 5
                                       1 Year       Year to       Years to      Years to      Years to      Over 10
                                       or Less     Two Years     Three Years     5 Year       10 Years       Years        Total
                                     -----------   -----------   -----------   -----------   -----------  -----------  -----------
                                                                      (Dollars in Thousands)
Fixed rate one- to four-family,
 commercial real estate and
 construction loans ..............   $    27,831   $    48,180   $    50,257   $    95,508   $    65,373  $   129,177  $   416,326
Adjustable rate one- to four-
 family, commercial real estate
 and construction loans ..........       142,067         4,029        11,080       139,136           506          451      297,269
Commercial business loans ........         1,324         2,437            27         6,806         1,682          823       13,099
Consumer loans ...................        32,836           881         2,191         3,676         7,127       13,346       60,057
Interest-earning deposits ........       150,039          --            --            --            --           --        150,039
FHLB Stock .......................        10,203          --            --            --            --           --         10,203
Securities available for sale and
  other investments ..............       111,376                                                                           111,376
                                     -----------   -----------   -----------   -----------   -----------  -----------  -----------
     Total interest-earning assets       475,676        55,527        63,555       245,126        74,688      143,797    1,058,369

Money market accounts ............       101,593        33,864        33,864          --            --           --        169,321
Commercial demand ................        14,272          --            --            --            --           --         14,272
Savings deposits .................           239           239           239           476          --           --          1,193
Certificate accounts .............       778,354        19,606        17,582         1,148          --           --        816,690
Subordinated debt, net ...........          --            --          57,188          --            --           --         57,188
FHLB advances ....................       110,000          --            --            --            --           --        110,000
Other borrowings .................           304          --             923         6,015          --            357        7,599
                                     -----------   -----------   -----------   -----------   -----------  -----------  -----------
     Total interest-bearing
liabilities ......................     1,004,762        53,709       109,796         7,639          --            357    1,176,263

Interest-earning assets less
 interest-bearing liabilities ....      (529,086)        1,818       (46,241)      237,487        74,688      143,440     (117,894)

Cumulative interest-rate
 sensitivity gap .................      (529,086)     (527,268)     (573,509)     (336,022)     (261,334)    (117,894)    (117,894)

Cumulative interest-rate gap
 as a percentage of total assets
 at December 31, 1997 ............        (38.74%)      (38.61%)      (41.99%)      (24.60%)      (19.13%)      (8.63%)      (8.63%)

Cumulative interest-rate gap as
 a percentage of interest-earning
 assets at December 31, 1997 .....        (49.99%)      (49.82%)      (54.19%)      (31.75%)      (24.69%)     (11.14%)     (11.14%)


Cumulative interest-rate gap as a
 percentage of interest-bearing
 liabilities at December 31, 1997         (44.99%)      (44.83%)      (48.76%)      (28.57%)      (22.22%)     (10.02%)     (10.02%)

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

         The table below sets forth, as of December 31, 1997, the estimated changes in (i) the Bank's market value of portfolio equity ("MVPE") (i.e., the present value of expected cash flows from assets, liabilities and off-balance sheet contracts) and (ii) the Bank's net interest income on December 31, 1997, presented on an annualized basis which would result from the designated instantaneous changes in the U.S. Treasury yield curve. Yields used in the table to compute Net Interest Income and MVPE reflect actual effective yields for the quarter ended December 31, 1997, annualized.

                              Percentage Change in:
                ---------------------------------------------
                  Net Interest Income               MVPE                  Change      Change               Dollar       Percent
  Change in     -----------------------   -------------------     Net     in Net      in Net               Change       Change
Interest Rates    Board      Projected    Board     Projected  Interest  Interest    Interest                in           in
(Basis Points)  Limit %(1)    Change %  Limit %(1)   Change %   Income    Income      Income %   MVPE       MVPE         MVPE
--------------  ----------   ---------  ----------  ---------  --------  --------    --------- --------   --------      ----------
                                                                  (Dollars in Thousands)
     +400         (75)%       (8.8)%      (75)%      (25.8)%   $92,508   $(8,927)      (8.8)%  $143,597   $(49,917)      (25.8)%
     +300         (50)        (6.6)       (50)       (20.1)     94,749    (6,686)      (6.6)    154,636    (38,878)      (20.1)
     +200         (35)        (4.4)       (35)       (13.9)     96,985    (4,450)      (4.4)    166,575    (26,939)      (13.9)
     +100         (25)        (2.2)       (25)        (7.2)     99,213    (2,222)      (2.2)    179,502    (14,012)       (7.2)
        0                                                      101,435                          193,514
     -100         (25)         2.2        (25)         7.9     103,651     2,216        2.2     208,722     15,208         7.9
     -200         (35)         4.6        (35)        20.7     106,128     4,693        4.6     233,633     40,119        20.7
     -300         (55)         7.0        (55)        32.7     108,525     7,090        7.0     256,709     63,195        32.7
     -400         (75)         9.3        (75)        45.8     110,915     9,480        9.3     282,114     88,600        45.8

-------------------
(1) Reflects the limits established by the Board of Directors.

         As indicated in the table above, management has structured its assets and liabilities to increase net interest margin rather than minimize its exposure to interest rate risk. As a result, the changes in the Bank's MVPE reflected above exceed industry averages. In the event of a 400 basis point change in interest rates, the Bank would experience a 45.8% increase in MVPE and a $9.5 million increase in net interest income in a declining rate environment and a 25.8% decrease in MVPE and a $8.9 million decrease in net interest income in a rising rate environment. The Bank's asset and liability structure results in a decrease in MVPE in a rising interest rate environment and an increase in MVPE in a declining interest rate scenario. During periods of rising rates, the value of monetary assets and monetary liabilities decline. Conversely, during periods of falling rates, the value of monetary assets and liabilities increase. However, the amount of change in value of specific assets and liabilities due to changes in rates is not the same in a rising rate environment as in a falling rate environment (i.e., the amount of value increase under a specific rate decline may not equal the amount of value decrease under an identical upward rate movement). The decrease in MVPE in a rising interest rate environment is the result of management's use of relatively short-term liabilities to fund its purchases of loans with substantially longer terms to maturities. While this results in a decrease in MVPE during a rising rate environment and an increase in MVPE in a falling rate environment, management believes that the level of the Bank's net interest spread enables the Bank to incur this additional interest rate risk.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

                   BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                 Page
                                                                                 ----
Report of Independent Certified Public Accountants ............................   60

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 1997 and 1996 ..................   61

Consolidated Statements of Income for the year ended December 31, 1997, the six months ended December 31, 1996 and the years ended June 30, 1996
and 1995 ......................................................................   62

Consolidated Statements of Stockholders' Equity for the year ended December 31,
1997, the six months ended December 31, 1996
and the years ended June 30, 1996 and 1995 ....................................   63

Consolidated Statements of Cash Flows for the year ended December 31, 1997, the six months ended December 31, 1996 and the years ended June 30, 1996
and 1995.......................................................................   64

Notes to Consolidated Financial Statements ....................................   67


               Report of Independent Certified Public Accountants

Board of Directors
Beal Financial Corporation

We have audited the accompanying consolidated balance sheets of Beal Financial Corporation and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the year ended December 31, 1997, the six months ended December 31, 1996, and for each of the two years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beal Financial Corporation and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 1997, the six months ended December 31, 1996, and each of the two years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

Dallas, Texas
March 16, 1998

                   BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)



                                                                                                 December 31,
                                                                                       ----------------------------
                                                                                          1997              1996
                                                                                       ----------        ----------
ASSETS
    Cash                                                                                    $ 630             $ 449
    Interest-bearing deposits with Federal Home Loan Bank                                 150,219            65,491
                                                                                       ----------        ----------

                  Cash and cash equivalents                                               150,849            65,940

    Accrued interest receivable                                                            13,071            16,361
    Securities - available for sale                                                       111,376           123,939
    Loans receivable, net                                                                 887,833         1,054,204
    Federal Home Loan Bank stock                                                           10,203             9,618
    Real estate held for investment or sale                                               176,682           102,680
    Premises and equipment, net                                                             6,351             6,802
    Other assets                                                                            9,389            15,362
                                                                                       ----------        ----------

                                                                                       $1,365,754        $1,394,906
                                                                                       ----------        ----------
                                                                                       ----------        ----------

LIABILITIES

    Deposit accounts                                                                   $1,001,476        $1,043,433
    Federal Home Loan Bank advances                                                       110,000           146,000
    Senior notes, net                                                                      57,188            57,094
    Other borrowings                                                                        7,599            14,748
    Other liabilities                                                                      28,673            16,834
                                                                                       ----------        ----------

                  Total liabilities                                                     1,204,936         1,278,109

COMMITMENTS AND CONTINGENCIES                                                                  --                --

STOCKHOLDERS' EQUITY
    Common stock, $1 par value per share; authorized 375
       shares; issued and outstanding 300 shares                                              300               300

    Additional paid-in capital                                                              2,740             2,740

    Unrealized gain on available for sale securities, net
       of taxes of  $381 at December 31, 1996                                               3,722               709
    Retained earnings                                                                     154,056           113,048
                                                                                       ----------        ----------

                  Total stockholders' equity                                              160,818           116,797
                                                                                       ----------        ----------

                                                                                       $1,365,754        $1,394,906
                                                                                       ----------        ----------
                                                                                       ----------        ----------



          The accompanying notes are an integral part of these statements.

                   BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)



                                                                            Six months
                                                            Year Ended        ended           Year ended June 30,
                                                           December 31,     December 31,     ----------------------
                                                               1997             1996           1996           1995
                                                           ------------     ------------     --------       -------

Interest income:
    Loans, including fees                                     $112,785        $ 51,726       $ 92,618      $ 41,858
    Purchase discount accretion                                 44,673          30,451         38,926        19,327
    Investment securities                                       11,723           5,875          9,404         2,610
                                                              --------        --------        -------       -------
                  Total interest income                        169,181          88,052        140,948        63,795

Interest expense:
    Deposits                                                    57,980          28,221         45,915        13,717
    Federal Home Loan Bank advances
       and other borrowings                                      1,890           1,758          3,999         7,264
    Senior notes                                                 7,986           3,962          6,904            --
                                                              --------        --------        -------       -------
                  Total interest expense                        67,856          33,941         56,818        20,981
                                                              --------        --------        -------       -------

                  Net interest income                          101,325          54,111         84,130        42,814

Provision for loan losses                                        3,410           3,314          9,044         4,045
                                                              --------        --------        -------       -------
                  Net interest income after provision
                      for loan losses                           97,915          50,797         75,086        38,769

Noninterest income:
    Gains on real estate transactions                           13,708           6,434          7,068         4,412
    Other real estate operations, net                            2,486           1,202          1,108            --
    Gain on sales of loans                                         550           1,701          8,413         8,620
    Gain on sales of securities available for sale                  --              --             --           788
    Other operating income                                         527             723             94           109
                                                              --------        --------        -------       -------
                  Total noninterest income                      17,271          10,060         16,683        13,929

Noninterest expense:

    Salaries and employee benefits                               8,318          15,615          8,232         4,944
    Occupancy and equipment                                      2,392           1,143          2,049           922
    SAIF deposit insurance premium                                 676           2,605          1,332           471
    Loss on sales of securities available for sale                  --             437            587            --
    Other operating expense                                     10,758           6,851         10,256         5,808
                                                              --------        --------        -------       -------
                  Total non-interest expenses                   22,144          26,651         22,456        12,145
                                                              --------        --------        -------       -------

                  Income before income taxes                    93,042          34,206         69,313        40,553

Income taxes                                                     6,408          12,152         25,153        15,176
                                                              --------        --------        -------       -------

                  NET INCOME                                  $ 86,634        $ 22,054       $ 44,160      $ 25,377
                                                              --------        --------        -------       -------
                                                              --------        --------        -------       -------

Income per common share                                        $288.78          $73.51        $147.20        $84.59
                                                              --------        --------        -------       -------
                                                              --------        --------        -------       -------

Weighted average number of common

    shares outstanding                                             300             300            300           300
                                                              --------        --------        -------       -------
                                                              --------        --------        -------       -------



         The accompanying notes are an integral part of this statement.

                   BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)



                                                                           Unrealized gain
                                                                              (loss) on
                                             Common stock    Additional      securities
                                         -----------------     paid-in        available     Retained
                                         Shares     Amount     capital         for sale     earnings         Total
                                         ------     ------   ----------    ---------------  --------        -------

Balance at June 30, 1994                  300       $300        $2,740          $ --         $ 23,983      $ 27,023

   Net income                              --         --            --            --           25,377        25,377
                                        -----      -----        ------         -----         --------      --------

Balance at June 30, 1995                  300        300         2,740            --           49,360        52,400

   Net income                              --         --            --            --           44,160        44,160

   Net unrealized loss on securities
       available for sale, net of tax
       benefit of $466                     --         --            --          (862)              --          (862)

   Dividends paid                          --         --            --            --           (2,526)       (2,526)
                                        -----      -----        ------         -----         --------      --------

Balance at June 30, 1996                  300        300         2,740          (862)          90,994        93,172

   Net income                              --        --             --            --           22,054        22,054

   Net unrealized gain on securities
       available for sale, net of tax
       expense of $847                     --         --            --         1,571               --         1,571
                                        -----      -----        ------         -----         --------      --------

Balance at December 31, 1996              300        300         2,740           709          113,048       116,797

   Net income                              --         --            --            --           86,634        86,634

   Net unrealized gain on securities
       available for sale                  --         --            --         3,013               --         3,013

   Dividends declared                      --         --            --            --          (45,626)      (45,626)
                                        -----      -----        ------         -----         --------      --------

Balance at December 31, 1997              300       $300        $2,740        $3,722         $154,056      $160,818
                                        -----      -----        ------         -----         --------      --------
                                        -----      -----        ------         -----         --------      --------


            The accompanying notes are an integral part of this statement.

                   BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                            Six months
                                                            Year ended         ended         Year ended June 30,
                                                           December 31,     December 31,    ----------------------
                                                               1997             1996           1996          1995
                                                           ------------     ------------     --------      --------
Operating activities
    Net income                                               $ 86,634         $ 22,054       $ 44,160      $ 25,377
    Adjustments to reconcile net income
       to net cash provided by (used in)
       operating activities

          Depreciation and amortization                         2,468            1,071          1,791           585
          Accretion of purchase discount                      (44,673)         (30,451)       (38,926)      (19,327)
          Provision for loan losses                             3,410            3,314          9,044         4,045
          Amortization of bond premium
              and underwriting costs                              654              297            477            --
          Gains on real estate transactions                   (13,708)          (6,434)        (7,068)       (4,412)
          Gain on sales of loans                                 (550)          (1,701)        (8,413)       (8,620)
          (Gain) loss on sales of securities
              available for sale                                   --              437            587          (788)
          Loss on sale of premises and
              equipment                                             7               71             --            --
    Changes in operating assets and liabilities
       Accrued interest receivable                             (1,361)          (1,249)       (11,102)       (3,822)
       Prepaid expenses and other assets                         (334)            (191)        (4,515)       (3,300)
       Other liabilities and accrued expenses                   2,225           (7,573)        14,842         1,098
                                                            ---------         --------       --------      --------

                  Net cash provided by (used in)
                     operating activities                      34,772          (20,355)           877        (9,164)


                   BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                                 (In thousands)


                                                                            Six months
                                                            Year ended        ended           Year ended June 30,
                                                           December 31,     December 31,    ------------------------
                                                               1997             1996           1996          1995
                                                           ------------     ------------    ----------    ----------
Investing activities
    Proceeds from sales of loans                                 $ 26          $ 8,477       $ 19,045      $ 64,469
    Proceeds from sales of securities available
       for sale                                                    --           68,134        151,744        43,372
    Proceeds from paydowns of securities
       available for sale                                      15,306            4,674         10,954           116
    Proceeds from sales of real estate                         34,929           16,446         11,067        11,087
    Purchase of loans and bid deposits on loan
       purchases                                             (130,418)        (273,885)      (541,173)     (374,403)
    Purchases of securities available for sale                                      --       (318,769)      (81,426)
    (Purchase) sales of Federal Home Loan
       Bank stock                                                (585)            (278)        (1,865)       (5,902)
    Purchase of real estate held for investment
       or sale                                                (17,395)         (10,525)       (18,519)      (28,776)
    Loan originations and advances, less loan
       collections                                            266,850          111,791        136,265         49,499
    Purchases of premises and equipment, net                     (443)            (412)        (1,406)       (2,488)
                                                             --------         --------       --------      --------

                  Net cash provided by (used in)
                      investing activities                    168,270          (75,578)      (552,657)     (324,452)



                   BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                                 (In thousands)



                                                                            Six months
                                                            Year ended         ended          Year ended June 30,
                                                           December 31,     December 31,      --------------------
                                                               1997             1996            1996          1995
                                                           ------------     ------------       ------        ------
Financing activities
    Net increase (decrease) in deposit accounts             $ (41,958)       $ 152,130      $ 433,168     $ 272,117
    Proceeds from long-term debt                                  162            1,158         17,776         2,501
    Repayments of long-term debt                               (7,311)          (7,785)        (3,767)         (535)
    (Repayments) advances from the Federal
       Home Loan Bank                                         (36,000)         (39,000)        74,000        86,000
    Proceeds from issuance of senior notes                         --               --         54,492            --
    Cash dividend paid                                        (33,026)              --            (26)           --
                                                            ---------        ---------      ---------     ---------

                  Net cash provided (used in) by
                      financing activities                   (118,133)         106,503        575,643       360,083
                                                            ---------        ---------      ---------     ---------

                  Increase in cash and cash equivalents        84,909           10,570         23,863        26,467

Cash and cash equivalents at beginning of period               65,940           55,370         31,507         5,040
                                                            ---------        ---------      ---------     ---------

Cash and cash equivalents at end of period                  $ 150,849         $ 65,940       $ 55,370      $ 31,507
                                                            ---------        ---------      ---------     ---------
                                                            ---------        ---------      ---------     ---------

Supplemental disclosure of cash flow information
    Cash paid during the period for
       Interest                                              $ 66,661         $ 36,319       $ 19,049      $ 50,707
       Income taxes                                             2,215           18,780          5,550        19,668

Supplemental disclosures of noncash investing
    and financing activities
       Real estate acquired in foreclosure
          or in settlement of loans                          $ 89,850         $ 27,615        $ 6,752      $ 22,520
       Assumption of majority stockholders'
          indebtedness in lieu of cash dividend                  $ --             $ --        $ 2,500       $ 2,500




          The accompanying notes are an integral part of these statements.

                   BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

    Nature of Operations: Beal Financial Corporation (the Company), through its subsidiary, Beal Bank ssb (the Bank), collectively, (the Corporation) operates three branches in Dallas and Houston, Texas and Winnetka, Illinois. The Bank's primary business consists of purchasing pools of loans generally at a discount from the principal balances of the loans. These loans are generally purchased from the Resolution Trust Corporation ("RTC"), the Federal Deposit Insurance Corporation ("FDIC"), and the U.S. Department of Housing and Urban Development ("HUD"). The Bank also provides loans and banking services to consumer and commercial customers in the market areas in which its branches are located.

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

    Use of Estimates in the Preparation of Financial Statements: In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at unpaid principal balances less the allowance for loan losses, loans in process and net deferred loan origination fees and discounts.

    A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. For impaired loans the accrual of interest is discontinued when the net carrying value of the loan equals the net realizable value of the underlying collateral. Impairments of loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, its observable market price, or fair value of collateral if the loan is collateral dependent.

    Discounts on mortgage loans purchased by the Corporation are amortized to income using the interest method over a remaining period which is the longer of the contractual maturity or the remaining amortization term of the note. Upon early payoff, any remaining discount collected is taken into income and reflected in the financial statements as interest income. Discounts on loans originated are recognized over the lives of the loans using methods that approximate the interest method.

    Loans held for sale are carried at the lower of cost or estimated fair value.

                   BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                                 (In thousands)

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES - Continued

    Loans in process of foreclosure are classified as loans until legal title is transferred.

    Investment Securities: The Corporation classifies investments as available for sale and records them at fair value, with unrealized gains and losses, net of income taxes, excluded from earnings and reported as a separate component of stockholders' equity.

    Realized gains and losses on securities are reported in income in the year of sale.

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

    Income Per Common Share: Income per common share is based on the weighted average number of common shares outstanding during each year. There are no common stock equivalents.

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

    Income Taxes: Prior to January, 1997, the Corporation and its subsidiaries filed a Federal income tax return on a consolidated basis. Deferred tax assets and liabilities were recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

    Effective January 1, 1997, the Corporation and all of its subsidiaries, except for Beal Affordable Housing, Inc. and BRE-N, Inc., elected to be taxed as S Corporations, and their federal income taxes will be the responsibility of the Corporation's stockholders.

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

       Senior Notes: Fair value for senior notes is based upon the closing market price at December 31, 1997.

NOTE B - FORMATION OF HOLDING COMPANY

    On April 5, 1995, the Company filed an application with the Office of Thrift Supervision for approval to acquire, indirectly, 100% of the outstanding common stock of the Bank in exchange for 100% of the Company's common stock. The application was approved on June 29, 1995 and the acquisition was effective on July 1, 1995. The accompanying financial statements for the year ended June 30, 1995 reflect the results of operations of the Bank and its subsidiaries. In connection with the acquisition of the Bank's common stock, the Company assumed certain related indebtedness of $2,500 from the majority shareholder. This amount has been reflected in stockholders' equity as a dividend.

                   BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                                 (In thousands)


NOTE C - LOANS RECEIVABLE

    A substantial portion of the Corporation's loan portfolio consists of first mortgage loans in Texas, California, Florida and Illinois. A borrower's ability to pay in full is dependent, in some respects, upon the general economic condition of the geographic location of the underlying collateral. Loans receivable consisted of the following:



                                                                                                  December 31,
                                                                                          ------------------------
                                                                                             1997          1996
                                                                                          ---------      ---------
       Real estate loans
          One-to-four family first liens                                                  $ 213,584       $ 276,591
          Multifamily                                                                       321,423         466,697
          Commercial                                                                        337,825         388,460
          Construction and development                                                       98,503          74,437
          Land                                                                               71,379          95,684
                                                                                            -------         -------

               Total real estate loans                                                    1,042,714       1,301,869

       Other loans
          Consumer loans
             One-to-four family junior lien                                                  71,465          77,528
             Timeshares                                                                       3,615           6,446
             Other                                                                            5,003           7,095
                                                                                             ------          ------

                Total consumer loans                                                         80,083          91,069

          Commercial business loans                                                          25,554          35,131
                                                                                            -------         -------

                 Total other loans                                                          105,637         126,200
                                                                                           --------        --------

                  Total loans                                                             1,148,351       1,428,069

       Less:
          Loans in process                                                                  (16,806)        (16,364)
          Deferred fees and discounts                                                      (231,800)       (344,312)
          Allowance for loan losses                                                         (11,912)        (13,189)
                                                                                           --------        --------

                  Total loans receivable, net                                             $ 887,833      $1,054,204
                                                                                           --------        --------
                                                                                           --------        --------


    The amount of loans being serviced by the Corporation for others was approximately $36,484 and $46,402 at December 31, 1997 and 1996, respectively.

                   BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)


NOTE C - LOANS RECEIVABLE - Continued

    Transactions in the allowance for loan losses were as follows:



                                                                             Six months
                                                            Year ended            ended        Year ended June 30,
                                                           December 31,     December 31,       --------------------
                                                                  1997             1996         1996          1995
                                                           ------------     ------------       --------------------
       Balance at beginning of year                        $13,189            $11,832         $ 6,137       $ 3,547
          Provision for loan losses                          3,410              3,314           9,044         4,045
          Charge-offs                                       (4,956)            (1,978)         (3,385)       (1,462)
          Recoveries                                           269                 21              36             7
                                                           -------            -------         -------       -------

       Balance at end of year                              $11,912            $13,189         $11,832       $ 6,137
                                                           -------            -------         -------       -------
                                                           -------            -------         -------       -------



    In the normal course of business, the Corporation acquires pools of loans at a discount from their unpaid contractual principal balance. The unearned discount is then accreted over the life of the loans using the interest method. In the Corporation's due diligence procedures and bidding, it takes into consideration potential loans to be modified in determining the price it is willing to pay for a particular pool. In connection with these loan purchases, the Corporation subsequently may modify the terms of certain loans included in the pools. The Corporation does not consider these to be troubled debt restructurings. The effective interest rate on the Corporation's modified loans is equal to or greater than the rate the Corporation would be willing to accept for a new loan with comparable risk.

    At December 31, 1997 and 1996, all significant impaired loans have been determined to be collateral dependent and have been measured utilizing the fair value of the collateral.

    The Corporation's recorded investment in impaired loans and the related valuation allowance are as follows:



                                                                  December 31, 1997           December 31, 1996
                                                               -----------------------    -------------------------
                                                                Recorded     Valuation     Recorded       Valuation
                                                               investment    allowance    investment      allowance
                                                               ----------    ---------    ----------      ---------
       Impaired loans - valuation allowance required             $ 9,412      $2,186       $ 12,755       $3,454
       Impaired loans - no valuation allowance                    79,914          --        153,677           --
                                                                 -------      ------       --------       ------

       Total impaired loans                                      $89,326      $2,186       $166,432       $3,454
                                                                 -------      ------       --------       ------
                                                                 -------      ------       --------       ------


                   BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                                 (In thousands)


NOTE C - LOANS RECEIVABLE - Continued

    The valuation allowance for impaired loans is included in the allowance for loan losses.

    The average recorded investment in impaired loans for the year ended December 31, 1997, the six months ended December 31, 1996, and the year ended June 30, 1996 was $132,277, $136,000 and $94,007, respectively.
    Interest income on impaired loans for the year ended December 31, 1997, the six months ended December 31, 1996 and the year ended June 30, 1996 was $8,576, $3,830 and $8,206, respectively. Interest income foregone under the original terms of impaired loans for the year ended December 31, 1997, the six months ended December 31, 1996 and the year ended June 30, 1996 was approximately $4,189, $4,341 and $5,400, respectively.

    Nonaccrual and renegotiated loans for which interest has been reduced totaled approximately $57,990 at June 30, 1995. Interest income foregone under the original terms of such loans was approximately $3,578 for the year ended June 30, 1995.

NOTE D - REAL ESTATE HELD FOR INVESTMENT OR SALE

    Real estate held for investment or sale is comprised of the following:



                                                                                December 31,
                                                                         ------------------------
                                                                           1997            1996
                                                                         --------        --------
       Real estate held for development and rental                       $ 64,390        $ 59,773
       Real estate held for sale                                          113,852          44,630
                                                                         --------        --------
                                                                          178,242         104,403

            Less accumulated depreciation                                  (1,560)         (1,723)
                                                                         --------        --------

                  Total real estate held for investment or sale          $176,682        $102,680
                                                                         --------        --------
                                                                         --------        --------


    Income from real estate development and rental activities which has not been significant is included in other income in the statements of income. Real estate held for sale was acquired by foreclosure or by deed in lieu of foreclosure.

                   BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                                 (In thousands)


NOTE E - SECURITIES AVAILABLE FOR SALE

    Securities available for sale consist of the following:



                                                                                  Gross          Gross
                                                                 Amortized    unrealized     unrealized       Fair
                                                                     cost         gains         losses       value
                                                                 ---------    ----------     ----------    --------
       Mortgage-backed securities:

          December 31, 1997                                      $107,655       $3,721           $ --      $111,376
          December 31, 1996                                       122,849        1,090             --       123,939



    At December 31, 1997, mortgage-backed securities valued at approximately $11,570 were pledged to another institution for the benefit of a customer of the Bank.

    The mortgage-backed securities at December 31, 1997 are scheduled to mature in 2025 and 2026.

NOTE F - DEPOSITS



                                                                                    December 31,
                                                                ---------------------------------------------------
                                                                          1997                          1996
                                                                ---------------------         ---------------------
                                                                   Amount     Percent            Amount     Percent
                                                                ----------    -------         ---------     -------
    Noninterest-bearing demand deposits                           $ 14,272        1.4%           $ 2,870       .2%
    Statement savings deposits (4.7% at
       December 31, 1997)                                            1,193        .1                 653       .1
    Money market demand deposit accounts
       (4.9% at December 31, 1997)                                 169,321      17.0             188,466     18.1
                                                                  --------      -----           --------     -----
                                                                   184,786      18.5             191,989     18.4

    Certificates of deposit

       3.51% to 4.00%                                                    2        --                  --      --
       4.01% to 4.50%                                                    1        --                 138      --
       4.51% to 5.00%                                                1,524        .2              25,039     2.4
       5.01% to 5.50%                                              198,607      19.8             220,903     21.2
       5.51% to 6.00%                                              585,733      58.4             441,676     42.3
       6.01% to 6.50%                                               13,329       1.3             133,013     12.7
       6.51% to 7.00%                                                2,960        .3              16,522     1.6
       7.01% to 7.50%                                               14,522       1.5              14,153     1.4
       7.51% to 8.00%                                                   12        --                  --      --
                                                                ----------     -----          ----------    -----

       Total certificates of deposit                               816,690      81.5             851,444     81.6
                                                                ----------     -----          ----------    -----

       Total deposits                                           $1,001,476     100.0%         $1,043,433    100.0%
                                                                ----------     -----          ----------    -----
                                                                ----------     -----          ----------    -----


                   BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)



NOTE F - DEPOSITS - Continued

    The aggregate amount of deposits with a minimum denomination of $100 or more was approximately $377,183 at December 31, 1997 and $228,690 at December 31, 1996.

    At December 31, 1996, the scheduled maturities of certificates of deposit were as follows:


                         December 31,
                         ------------
                            1998                                                $778,354
                            1999                                                  19,606
                            2000                                                  17,582
                            2001                                                     576
                            2002                                                     572
                                                                                --------

                                                                                $816,690
                                                                                --------
                                                                                --------

    Interest expense on deposits consists of the following:


                                                                              Six months
                                                              Year ended        ended          Year ended June 30,
                                                              December 31,    December 31,     --------------------
                                                                  1997           1996            1996        1995
                                                              ------------    -----------      --------    --------
       Savings deposits                                          $ 9,025         $ 4,683        $ 6,675     $ 1,435
       Certificates of deposit                                    48,955          23,538         39,240      12,282
                                                                 -------         -------        -------     -------

                                                                 $57,980         $28,221        $45,915     $13,717
                                                                 -------         -------        -------     -------
                                                                 -------         -------        -------     -------


NOTE G - FEDERAL HOME LOAN BANK ADVANCES

    Pursuant to collateral agreements with the Federal Home Loan Bank (FHLB), advances are collateralized by all stock in the FHLB, certain premises and equipment and certain qualifying first mortgage loans, with a total collateral value of approximately $119,029 at December 31, 1997. The FHLB advances of $110,000 at December 31, 1997 bear interest of rates ranging from 6.3% to 7.1% and mature in January 1998.

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

                   BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)


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

    Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk based and tier I capital to risk-weighted assets, and of leverage capital to total assets. Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

    Texas savings banks, including the Bank, are required to maintain a daily balance of liquid assets at least equal to 10% of the average daily balance of deposits for the preceding quarter. At December 31, 1997 and 1996, the Bank's liquidity ratio was 19.11% and 16.53%, respectively.

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



                                                                                                             To be well
                                                                                                          capitalized under
                                                                             For capital                  prompt corrective
                                                 Actual                   adequacy purposes               action provisions
                                            ----------------          ---------------------------     ----------------------------
                                            Amount     Ratio          Amount          Ratio           Amount          Ratio
                                            ------     -----          ------      ---------------     ------      ----------------

       December 31, 1997
          Total risk based capital          198,028    19.05%          83,182     greater than 8%     103,978     greater than 10%
          Tier I risk based capital         186,116    17.90%          41,591     greater than 4%      62,387     greater than 6%
          Leverage capital                  186,116    13.81%          53,898     greater than 4%      67,373     greater than 5%

       December 31, 1996
          Total risk based capital          150,703    14.03%          85,903     greater than 8%     107,379     greater than 10%
                                                                                  or equal to                     or equal to
          Tier I risk based capital         137,514    12.81%          42,951     greater than 4%      64,427     greater than 6%
                                                                                  or equal to                     or equal to
          Leverage capital                  137,514    10.05%          54,722     greater than 4%      68,403     greater than 5%
                                                                                  or equal to                     or equal to


                   BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                                 (In thousands)


NOTE J - INCOME TAXES

    The following items give rise to deferred tax assets and liabilities in the consolidated balance sheet:


                                                                                                       December 31,
                                                                                                           1996
                                                                                                       ------------
       Deferred tax assets
          Accrued interest receivable                                                                   $2,870
          Loan acquisition cost                                                                            352
          Deferred loan fees                                                                                80
          Accrued expenses                                                                                 109
          Allowance for loan loss                                                                          486
          Real estate held for investment or sale                                                          177
          Premises and equipment                                                                           139
          Unrealized loss on investment securities                                                          --
          Other                                                                                            777
                                                                                                        ------

                 Gross deferred tax asset                                                                4,990

       Deferred tax liabilities
          Loan discounts                                                                                   176
          Allowance for loan losses                                                                         --
          FHLB stock dividends                                                                             281
          Gains on real estate transactions                                                              1,785
          Accrued interest                                                                               2,442
          Unrealized gains on investment securities                                                        382
          Other                                                                                             --
                                                                                                        ------

                  Gross deferred tax liability                                                           5,066

                  Net deferred tax liability                                                             $ (76)
                                                                                                        ------
                                                                                                        ------



    Taxes on income consisted of the following:



                                                                              Six months
                                                             Year ended          ended          Year ended June 30,
                                                            December 31,      December 31,      -------------------
                                                                1997              1996          1996        1995
                                                            ------------      ------------      ----        ----
       Federal
          Current                                              $3,249            $11,214        $21,095     $13,646
          Deferred                                                 --             (1,251)         1,249         (57)
                                                               ------            -------        -------     -------
                                                                3,920              9,963         22,344      13,589
       State - current and deferred                             3,159              2,189          2,809       1,587
                                                               ------            -------        -------     -------

                                                               $6,408            $12,152        $25,153     $15,176
                                                               ------            -------        -------     -------
                                                               ------            -------        -------     -------


                   BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                                 (In thousands)


NOTE J - INCOME TAXES - Continued

    On March 13, 1997, the Corporation filed an application with the Internal Revenue Service to elect S Corporation status for federal income tax purposes effective January 1, 1997. This election covered all subsidiaries of the Corporation except Beal Affordable Housing, Inc., and BRE-N, Inc.

    As a result of the aforementioned application, beginning January 1, 1997, the Corporation and all of its subsidiaries electing S Corporations status will no longer pay federal income taxes, except for the federal taxes related to the recognition of built-in gains which existed at January 1, 1997. At January 1, 1997, the Corporation had net unrealized built-in gains of approximately $80,000 which may potentially be recognized during the ten-year recognition period beginning on January 1, 1997. For the year ended December 31, 1997 the Corporation recorded federal tax expense of $3,249 related to the recognition of built-in gains. Except as discussed above, beginning January 1, 1997, the liability for federal income taxes of the Corporation will be the responsibility of its stockholders.

    Income taxes for financial reporting purposes differed from the amount computed by applying the statutory federal income tax rate to the income before income taxes for the years ended below as follows:



                                                                              Six months
                                                                                 ended          Year ended June 30,
                                                                              December 31,      -------------------
                                                                                   1996           1996        1995
                                                                              ------------        ----        ----
       Computed tax at statutory Federal income tax rate                        $11,972         $24,260     $14,193
       Increase (decrease) in taxes resulting from
          State tax, net of federal tax benefit                                   1,246           2,195       1,047
          Tax credits                                                            (1,182)         (1,469)         --
          Other                                                                     116             167         (64)
                                                                                -------         -------     -------

                 Total                                                          $12,152         $25,153     $15,176
                                                                                -------         -------     -------
                                                                                -------         -------     -------



NOTE K - OTHER OPERATING EXPENSE

    Other operating expense consists of the following:



                                                                            Six months
                                                            Year ended         ended            Year ended June 30,
                                                           December 31,     December 31,        -------------------
                                                               1997             1996            1996          1995
                                                           ------------     ------------        ----          ----
       Advertising and promotion                              $ 248            $ 448            $ 714         $ 584
       Office supplies and expense                              250              127              394           267
       Legal and professional                                 6,448            3,327            3,599         1,351
       Expenses related to loan purchases                       630            1,108            2,409         1,375
       Loan servicing fees                                    2,376            1,332            2,278         1,611
       Other                                                    806              509              862           620
                                                            -------           ------          -------        ------

                                                            $10,758           $6,851          $10,256        $5,808
                                                            -------           ------          -------        ------
                                                            -------           ------          -------        ------


                   BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)


NOTE L - COMMITMENTS AND CONTINGENCIES

    The Corporation's financial statements do not reflect various commitments to extend credit or commitments to purchase loans which arise in the normal course of business and which involve elements of credit risk, interest rate risk or liquidity risk. At December 31, 1997, there were commitments to purchase loans of $44,078. Unfunded commitments to extend credit were $20,806.

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

    The Corporation is a defendant in various matters in litigation which have arisen in the normal course of business. In the opinion of management, such litigation will not have a material effect on the Corporation's consolidated financial position or results of operations.

NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS

    The estimated fair values of the Corporation's financial instruments were as follows:



                                                           December 31, 1997                  December 31, 1996
                                                          -------------------                ------------------
                                                    Carrying            Fair           Carrying            Fair
                                                     amount             value           amount             value
                                                   -----------       -----------      -----------       ------------
       Financial assets:
          Cash and cash equivalents                $   150,849       $   150,849      $    65,940       $    65,940
          Securities available for sale                111,376           111,376          123,939           123,939
          Loans receivable                             887,833           897,201        1,054,204         1,055,653

       Financial liabilities:
          Deposit liabilities                       (1,001,476)       (1,002,057)      (1,043,433)       (1,043,981)
          Federal Home Loan Bank advances             (110,000)         (110,000)        (146,000)         (146,000)
          Other borrowings                              (7,599)           (7,599)         (14,748)          (14,748)
          Senior notes                                 (57,188)          (59,404)         (57,094)          (60,950)


                   BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                                 (In thousands)


NOTE N - CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

                           Beal Financial Corporation

                                  Balance Sheet



                                                                                                  December 31,
                                                                                           -------------------------
                                                                                              1997            1996
                                                                                           ---------       ---------
       Assets
          Cash                                                                             $ 17,906         $ 9,624
          Investment in subsidiary                                                          189,846         145,062
          Loans receivable, net                                                                  --          18,500
          Real estate held for investment                                                    14,190           3,162
          Other assets                                                                       14,694           2,655
                                                                                           ---------       ---------

                                                                                           $236,636        $179,003
                                                                                           ---------       ---------
                                                                                           ---------       ---------

       Liabilities and stockholders' equity
          Senior notes                                                                     $ 57,188        $ 57,094
          Other borrowings                                                                       --           1,775
          Other liabilities                                                                  18,630           3,337
          Stockholder's equity:
              Common stock                                                                      300             300
              Additional paid-in capital                                                      2,740           2,740
              Retained earnings                                                             154,056         113,048
              Unrealized gain on available for sale securities                                3,722             709
                                                                                           ---------       ---------

                 Total stockholders' equity                                                 160,818         116,797
                                                                                           ---------       ---------

                                                                                           $236,636        $179,003
                                                                                           ---------       ---------
                                                                                           ---------       ---------


                   BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                                 (In thousands)


NOTE N - CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS - CONTINUED

                               Statement of Income



                                                                                        Six months
                                                                        Year ended         ended        Year ended
                                                                       December 31,     December 31,      June 30,
                                                                           1997             1996            1996
                                                                       ------------     ------------    ----------

    Income
       Equity in undistributed earnings of subsidiary                    $41,771           $    53         $45,648
       Dividends from subsidiary                                          47,369            25,000           3,181
       Interest income                                                     5,817                --              --
                                                                       ---------        ----------      ----------

                  Total income                                            94,957            25,053          48,829

    Interest expense
       Federal Home Loan Bank advances and other
          borrowings                                                          36                66             162
       Senior notes                                                        7,986             3,962           6,903
                                                                       ---------        ----------      ----------

                  Total interest expense                                   8,022             4,028           7,065

    Noninterest expense
       Salary and employee benefits                                           --                15               2
       Other operating expenses                                              285               436             116
                                                                       ---------        ----------      ----------

                  Total noninterest expense                                  285               451             118
                                                                       ---------        ----------      ----------

                  Income before taxes                                     86,650            20,574          41,646

    Income tax expense (benefit)                                              16            (1,480)         (2,514)
                                                                       ---------        ----------      ----------

                  Net income                                             $86,634           $22,054         $44,160
                                                                       ---------        ----------      ----------
                                                                       ---------        ----------      ----------


                   BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                                 (In thousands)


NOTE N - CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS - CONTINUED

                             Statement of Cash Flows



                                                                                        Six months
                                                                        Year ended         ended        Year ended
                                                                       December 31,     December 31,      June 30,
                                                                           1997             1996            1996
                                                                       ------------     ------------    ----------
    Operating activities
       Net income                                                       $ 86,634          $22,054         $ 44,160
       Adjustments to reconcile net income to net cash used
          in operating activities
          Equity in undistributed earnings of subsidiary                 (54,362)             (53)         (45,648)
          Accretion of purchase discount                                  (4,820)              --               --
          Changes in operating assets and liabilities
             Increase in other assets                                    (12,418)          (2,916)          (2,900)
             Increase in other liabilities                                15,388              744            2,635
                                                                       ---------        ---------         --------

                 Net cash provided by (used in) operating activities      30,422           19,829           (1,753)

    Investing activities
       Capital contributed to subsidiary                                     (10)              --          (46,252)
       Purchase of loans                                                      --          (18,500)              --
       Cash repayment of loans                                            12,670               --               --
                                                                       ---------        ---------         --------

                 Net cash provided by (used in) investing activities      12,660          (18,500)         (46,252)

    Financing activities
       Repayments of other borrowings                                     (1,774)            (125)            (600)
       Proceeds from issuance of senior notes                                 --               --           57,051
       Dividends paid                                                    (33,026)              --              (26)
                                                                       ---------        ---------         --------

                 Net cash provided by (used in) financing activities     (34,800)            (125)          56,425
                                                                       ---------        ---------         --------

                 Net increase in cash and cash equivalents                 8,282            1,204            8,420

    Cash and cash equivalents, beginning of year                           9,624            8,420               --
                                                                       ---------        ---------         --------

    Cash and cash equivalents, end of year                              $ 17,906          $ 9,624          $ 8,420
                                                                       ---------        ---------         --------
                                                                       ---------        ---------         --------


                   BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                      (In thousands, except per share data)

NOTE O - SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED) - CONTINUED



                                                                         For the year ended December 31, 1997
                                                                    ----------------------------------------------
                                                                       1st         2nd          3rd         4th
                                                                    --------     -------      -------      -------

    Interest income                                                 $ 54,945     $37,531      $34,261      $42,444
    Interest expense                                                  17,555      16,929       16,327       17,045
                                                                    --------     -------      -------      -------

          Net interest income                                         37,390      20,602       17,934       25,399

    (Provision) credit for losses                                       (933)        261       (1,764)        (974)
    Other income                                                       2,651       3,397        6,430        4,793
    Other expenses                                                    (4,602)     (5,625)      (6,490)      (5,427)
                                                                    --------     -------      -------      -------

          Income before income tax                                    34,506      18,635       16,110       23,791

    Income tax expense                                                 1,203         961          999        3,245
                                                                    --------     -------      -------      -------

          Net income                                                $ 33,303     $17,674      $15,111      $20,546
                                                                    --------     -------      -------      -------
                                                                    --------     -------      -------      -------

    Income per common share                                         $ 111.01     $ 58.91      $ 50.37      $ 68.49
                                                                    --------     -------      -------      -------
                                                                    --------     -------      -------      -------


                   BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                      (In thousands, except per share data)

NOTE O - SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED) - CONTINUED



                                                                                                     For the six
                                                                                                     months ended
                                                                                                  December 31, 1996
                                                                                                --------------------
                                                                                                   1st         2nd
                                                                                                --------    --------
       Interest income                                                                          $46,743    $ 41,309
       Interest expense                                                                          16,718      17,223
                                                                                                --------    --------

                Net interest income                                                              30,025      24,086

       Provision for losses                                                                        (334)     (2,980)
       Other income                                                                               4,022       6,038
       Other expenses                                                                            (9,288)    (17,363)
                                                                                                --------    --------

                Income before income tax                                                         24,425       9,781

       Income tax expense                                                                         8,749       3,403
                                                                                                --------    --------

                Net income                                                                      $15,676     $ 6,378
                                                                                                --------    --------
                                                                                                --------    --------

       Income per common share                                                                   $52.25      $21.26
                                                                                                --------    --------
                                                                                                --------    --------


                   BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                      (In thousands, except per share data)

NOTE O - SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED) - CONTINUED



                                                                            For the year ended June 30, 1996
                                                                    -----------------------------------------------
                                                                       1st          2nd          3rd           4th
                                                                    -------      -------      -------       --------
       Interest income                                              $21,807      $29,854      $45,448       $43,839
       Interest expense                                               9,629       13,422       17,014        16,753
                                                                    -------      -------      -------       --------

                Net interest income                                  12,178       16,432       28,434        27,086

       Provision for losses                                          (1,366)      (4,569)        (927)       (2,182)
       Other income                                                   3,018        4,233        2,819         6,613
       Other expenses                                                (5,089)      (5,430)      (4,632)       (7,305)
                                                                    -------      -------      -------       --------

                Income before income tax                              8,741       10,666       25,694        24,212

       Income tax expense                                             3,100        3,925        9,205         8,923
                                                                    -------      -------      -------       --------

                Net income                                          $ 5,641      $ 6,741      $16,489       $15,289
                                                                    -------      -------      -------       --------
                                                                    -------      -------      -------       --------

       Income per common share                                      $ 18.80      $ 22.47      $ 54.96       $ 50.97
                                                                    -------      -------      -------       --------
                                                                    -------      -------      -------       --------


NOTE P - 401 (K) PLAN

    The Corporation offers a 401(k) plan to all full time employees who have reached the age of 21 and completed three months of service. The Company matches 50% of the employees' contribution up to 6% of base salary. For the year ended December 31, 1997, the Corporation made matching contributions of $107.

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


        Name                                     Position with Company
----------------------                       ----------------------------

D. Andrew Beal                               Chairman of the Board

David C. Meek                                President

David R. Farmer                              Senior Vice President and Treasurer

Timothy M. Fults                             Secretary

Margaret M. Curl                             Vice President/Assistant Secretary

James W. Lewis, Jr.                          Vice President/Assistant Treasurer


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


                                                                                                          Term of
                                                                                              Director     Office
     Name                     Age(1)                         Position(s) Held                  Since      Expires
--------------               -------    -------------------------------------------------     ------      --------

D. Andrew Beal                 45       Chairman of the Board                                   1985        1998
David C. Meek                  53       President, Chief Executive Officer and Director         1996        1998
David R. Farmer                49       Executive Vice President, Chief Operating Officer       1993        1998
                                          and Director
Timothy M. Fults               44       Director and Secretary                                  1985        1998
Bernard L. Weinstein           55       Director                                                1991        1998
Susan D. Arnold                55       Director                                                1992        1998
Lawrence C. Blanton            61       Director                                                1992        1998
R. Michael Eastland            52       Director                                                1992        1998
David L. Goldstein, CPA        39       Director                                                1993        1998


---------------------

(1)  At December 31, 1997.

        The business experience of each director is set forth below. All directors have held their present positions for at least the past five years, except as otherwise indicated.

        D. Andrew Beal. Mr. Beal is Chairman of the Board of the Company, a position he has held since June 1995. Mr. Beal has been Chairman of the Board of the Bank since its formation in 1985. He is the owner of approximately 99% of the Company's outstanding common stock. Mr. Beal has been involved in buying and operating apartment complexes since the mid 1970s. Mr. Beal is a member of various real estate groups located in the Dallas area and a member and supporter of various civic organizations.

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

        David R. Farmer. Mr. Farmer is a Senior Vice President and Treasurer of the Company and Executive Vice President- Chief Operating Officer of the Bank. Mr. Farmer joined the Bank as Chief Financial Officer and was elected as a Director of the Bank in February 1993. Mr. Farmer also currently holds various other management positions with the Bank's subsidiaries. Prior to joining the Bank in February 1993, Mr. Farmer was a self-employed consultant from June 1990 to February 1993 and Senior Vice President and Chief Operating Officer of Murray Federal Savings and Loan Association in Dallas, Texas from June 1987 until June 1990.

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

        Lawrence C. Blanton. Mr. Blanton is President of Crest Mortgage Corporation of Dallas, Texas since April, 1997. He previously was the Chairman and Chief Executive Officer of Providers Funding Corporation of Dallas, Texas from 1989 to 1996, a medical receivables financing company. Mr. Blanton has over 25 years of commercial lending experience.

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

        David L. Goldstein, CPA. Mr. Goldstein is a self employed information systems consultant. In addition, he served as an information systems consultant with Work Flow Design, Inc., an information systems consulting firm located in Dallas, Texas from April 1996 through July 1997. From November 1993 to August 1994, he was Vice President of Advanced Thought Systems, an information systems consulting firm located in Dallas, Texas, and a consultant with Compucom, a systems integration company located in Dallas, Texas, from March 1993 to November 1993. He was a consultant with Coopers & Lybrand, a national accounting and consulting firm, from July 1990 to March 1993 and Corporate Controller of Singer Management Company, a family amusement company located in Carrollton, Texas, from February 1983 to July 1990.

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

        Margaret M. (Molly) Curl. Ms. Curl, age 43 has been the Senior Vice President of the Bank since February 1994. She is also the Bank's compliance and CRA officer, positions she has held since March 1994. Ms. Curl also holds various positions with the Bank's subsidiaries. Prior to joining the Bank in 1994, Ms. Curl was employed by Grant Thornton LLP, a national accounting firm located in Dallas, Texas, as a Senior Associate from August 1993 to February 1994 and a Senior Consulting Manager from October 1986 to August 1993. Ms. Curl was employed by the Office of the Comptroller of the Currency, the primary regulator of national banks, as Manager of the Licensing Division from 1983 to 1984, as a National Bank Examiner from 1980 to 1984 and as an Assistant National Bank Examiner from 1975 to 1980. Ms. Curl is also a certified public accountant.

        William T. Saurenmann. Mr. Saurenmann, age 49 is the Senior Vice President-Lending of the Bank. Prior to such time, he was a Vice President of the Bank from August 1991 to November 1994 and an independent consultant to the Bank from May 1991 through August 1991. Mr. Saurenmann is also a Vice President in virtually all of the Bank's subsidiaries. Prior to joining the Bank in 1991, he was Senior Vice President - Lending of San Jacinto Savings and Loan Association, Houston, Texas, from October 1990 to May 1991 and Vice President of Murray Federal Savings and Loan Association, Dallas, Texas, from April 1982 to October 1990.

        Stephen K. O'Neal. Mr. O'Neal, age 42, has been a Vice President of Loan Administration since joining the Bank in July 1996. From 1987 to 1995, Mr. O'Neal was employed in various positions with Metropolitan Federal Bank, f.s.b., an $8 billion financial institution headquartered in Minneapolis, Minnesota, including Vice President and Manager of Commercial Loan Servicing and Asset Management. Prior to that Mr. O'Neal was employed with Grant Thornton LLP, a national public accounting firm located in Dallas, Texas from 1986 to 1987 as a Manager in the consulting department. Mr. O'Neal is also a certified public accountant.

         Clark E. Enright. Mr. Enright, age 45, joined the Bank in February 1996 as the Vice President - Special Assets Department and was appointed Senior Vice President-Commercial Loans in October 1996. Prior to such time, Mr. Enright served as President and Chief Executive Officer of Kelly, Enright and Associates, Inc., a corporation involved in all levels of property administration as well as receivable management, investment and mortgage banking, venture capital and litigation support. He was Senior Vice President/Manager - Special Assets Division of San Jacinto Savings Association in Houston, Texas from 1988 to 1991.

         James W. Lewis, Jr. Mr. Lewis, age 54, has been a Vice President of Accounting/Operations and Treasurer of the Bank since February 1993. Mr. Lewis was appointed Senior Vice President-Controller in October 1996. He is also the Assistant Secretary and Treasurer of BMI, BPI and Assistant Secretary and Treasurer of various Bank subsidiaries. Prior to being appointed to his current positions, Mr. Lewis was an Executive Vice President of the Bank from December 1988 until February 1993. Mr. Lewis is also a certified public accountant.

        Richard L. Killmon. Mr. Killmon, age 62, joined the Bank as Vice President-Retail Operations in April 1995. Prior to such time, Mr. Killmon served as a self-employed management consultant with Richard L. Killmon & Associates located in Tyler, Texas since 1991. He was Vice President of First Pinnacle, Inc., a financial institution holding company located in Dallas, Texas, from 1989 to 1991. Mr. Killmon has had extensive operational experience with various consulting firms and several large commercial banks located primarily in Texas.

Meetings and Committees of the Board of Directors of the Company and the Bank

        Meetings and Committees of the Company. Meetings of the Company's Board of Directors are generally held on an as needed basis. For the year ended December 31, 1997, the Board of Directors met twelve times. During the year ended December 31, 1997, no incumbent director of the Company attended fewer than 90% of the aggregate of the total number of Board meetings and the total number of meetings held by the committees of the Board of Directors on which they served.

        The Board of Directors of the Company has a standing Audit Committee.

        The Company's Audit Committee recommends independent auditors to the full Board, reviews the results of the auditors' services, reviews with management and the internal auditor the systems of internal control and internal audit reports and assures that the books and records of the Company and the Bank are kept in accordance with applicable accounting principles and standards. The members of the Audit Committee are Directors Fults and Weinstein. During the year ended December 31, 1997, this committee met three times.

        The Bank has standing Executive, Executive Loan, Audit, Investment and Compensation Committees. Set forth below is a description of the Bank's primary committees.

        The Executive Committee is comprised of Directors Beal, Meek, Farmer and Weinstein. The Committee meets when necessary in lieu of the full board of directors. Certain matters that would come under the purview of the full board are addressed by the Executive Committee in lieu of a full board meeting. This committee did not meet during the year ended December 31, 1997.

        The Executive Loan Committee was formed in December 1994 and is comprised of Directors Beal, Meek, Fults, Blanton, Weinstein and Goldstein with directors Arnold, Farmer and Eastland as alternates. The Committee meets when necessary and approves all loans or purchases in excess of $1.0 million. This Committee met 33 times during the year ended December 31, 1997.

        The Audit Committee maintains a liaison with the Bank's independent auditors and the Bank's internal auditor throughout the year and reviews the adequacy of the Bank's internal controls. The Committee is composed of Directors Eastland, Fults and Goldstein. This Committee met three times during the year ended December 31, 1997.

        The Investment Committee meets monthly to review the Bank's current or planned activities to ensure adequate liquidity, to maintain a high quality of diversified investments, and to provide collateral for pledging requirements. The Committee also acts as the Bank's asset/liability management committee and reviews the Bank's interest rate risk position and profitability on a quarterly basis and makes recommendations for adjustments in the Bank's asset liability management strategy to the full board. The Committee is comprised of Directors Beal, Meek, Farmer, Weinstein and Goldstein. This Committee met eight times during the year ended December 31, 1997.

        The Compensation Committee is comprised of Directors Eastland, Arnold and Weinstein. The Committee meets on an as needed basis to establish the compensation of the Chief Executive Officer, approve the compensation of senior officers and the compensation and benefits paid to employees of the Bank. This Committee did not meet during the year ended December 31, 1997.

Compensation Committee Interlocks and Insider Participation

        During the year ended December 31, 1997, the Compensation Committee was comprised of non-employee Directors Eastland, Arnold and Weinstein.

Compensation of Directors

        Cash Compensation. Mr. Beal receives a salary of $120,000 in his capacity as Chairman of the Board of the Company and the Bank and does not receive compensation as an officer in various Bank subsidiaries. Non-employee directors of the Company were paid fees of $500 per meeting for attendance at regular meetings of the Company's Board of Directors and $200 per committee meeting attended. Non-employee directors of the Bank were paid fees of $1,500 per meeting for attendance at regular meetings of the Bank's Board of Directors. Directors are also paid $200 for each committee meeting attended. In addition, all non-employee directors of the Bank were paid a $10,000 bonus during the year ended December 31, 1997.

ITEM 11.        EXECUTIVE COMPENSATION

Compensation of Executive Officers

        The following table sets forth the compensation paid or accrued by the Company for services rendered by the Company's Chairman of the Board, Chief Executive Officer and the other four most highly compensated executive officers of the Company in 1997 (the "Named Officers").

                                       SUMMARY COMPENSATION TABLE(1)



                                                                   Annual Compensation
                                                                   -------------------         All Other
                                                                    Salary       Bonus        Compensation
        Name and Principal Position               Year               ($)          ($)            ($)(1)
        ---------------------------               ----              ------      ------       --------------
D. Andrew Beal, Chairman of the                   1997             $120,000    $   ---          $ N/A
Board(2)                                          1996              120,000     10,500,000        N/A
                                                  1995              120,000        ---            N/A


David C. Meek, President and                      1997              200,000     150,000          6,000
  Chief Executive Officer(2)                      1996              200,000     638,390          4,894
                                                  1995               N/A         N/A              N/A


David R. Farmer, Executive Vice                   1997              135,000      125,000         3,881
  President and Chief                             1996              147,980      125,000         3,747
  Operating Officer                               1995              149,555      102,500         3,615


William T. Saurenmann, Senior Vice                1997              100,000       90,000         3,000
  President-Lending                               1996              103,845      105,000         2,622
                                                  1995               91,666      102,500         2,724


Clark Enright, Senior Vice President/             1997               98,623      185,000         1,538
 Commercial Loans(3)                              1996               77,916       82,500         1,250
                                                  1995                 N/A          N/A           N/A


(1) Includes the Company's contribution to the 401(k) Plan and life insurance premiums paid.

(2) Mr. Meek served as a Bank consultant starting in September 1995 until his appointment as President and Chief Executive Officer in January 1996.

(3)      Mr. Enright joined the Bank in February 1996.

Executive Bonus Plan

        In February, 1998, Mr. Meek and the Company entered into an executive bonus plan (the "Plan"). The Plan provides that Mr. Meek shall be entitled to bonus compensation equal to ten percent of the earnings (as described below) in excess of prime plus 150 basis points attributable to a designated pool of loans. The earnings, losses and related expenses from each loan (including profit, losses and expenses resulting from the sale of the underlying collateral if foreclosed upon) shall be aggregated in determining the amount of the bonus. Bonus calculations shall be determined in the sole discretion and judgment of the board of directors. Mr. Meek shall be entitled to bonus compensation for the life of the loan pool regardless of whether or not he remains employed by the Company or its subsidiaries.

        The initial loan pool is comprised of certain loans originated by the Company and its subsidiaries after January 1, 1997, aggregating approximately $62.2 million. New loan originations shall become a part of the loan pool when specifically identified in writing by both Mr. Meek and Mr. Beal and ratified by the board of directors. Loans shall be removed from the loan pool once a loan is paid in full (including any profit participation interest), an amount less than full payment is accepted as payment in full, or the underlying collateral obtained through the foreclosure or deed in lieu of foreclosure is sold.

        Earnings subject to the bonus calculation are intended to include all income and expenses attributable to the loan pool assets including interest income, profit participation payments, release fees, loan origination or renewal fees and income or losses created from former loans or assets in the loan pool, all charge-offs, write downs and specific loan loss provisions, expenses of collection, attorneys fees, as well as any other income or expenses attributable to the loan pool as determined by the board of directors (except that cost of funds (i.e., interest paid to depositors) and normal non-default servicing costs shall not be included as expenses). Expenses incurred during Mr. Meek's employment which are directly attributable to loans held in the pool shall be deducted from earnings.

        Bonuses shall be calculated as of October 1 of each year and paid on December 1 of each year. Twenty-five percent of the bonus amount shall be retained as a reserve and seventy-five percent shall be paid to Mr. Meek. All remaining reserves shall be paid to Mr. Meek when no assets remain in the loan pool. No bonus shall be paid that would result in a failure to maintain the 25% reserve amount, and prior bonus payments shall be refunded by Mr. Meek to the extent the reserve is below 25% as calculated at the time of any bonus calculation.

        Upon final resolution of all assets in the pool, in the event that Mr. Meek has been overpaid in total bonus payments, Mr. Meek has agreed to immediately repay any overpayments to the Company.

        Under certain circumstances, including the failure by the Company to make timely payments to holders of the Senior Notes, payment of any bonus due shall be deferred. In this event, the Company shall owe Mr. Meek interest on the delinquent payment(s) at a rate of prime plus 150 basis points, compounded monthly, until such payments and applicable interest is paid in full.

        The maximum bonus amount to be paid pursuant to the Plan shall not exceed $3.0 million.

Benefits

        General. The Bank currently maintains an employee benefit program providing, among other benefits, major medical insurance, dental benefits, disability insurance and life insurance. The Bank also maintains a 401(k) plan for the benefit of its employees.

        401(k) Plan. The Bank maintains the Beal Bank 401(k) Plan, designed to be qualified under Section 401(k) of the Code (the "401(k) Plan"). The 401(k) Plan covers all full-time salaried employees of the Bank. Any employee of the Bank or its subsidiaries over the age of 21 is eligible to participate in the 401(k) Plan following the completion of three months of service to the Bank or any of its subsidiaries. Under the 401(k) Plan, a participant may elect to defer up to a maximum of $9,500 of his salary for calendar 1997 to the 401(k) Plan. The Bank makes discretionary matching and profit-sharing contributions to the 401(k) Plan, up to a maximum of 25% of the participant's compensation for the plan year. "Compensation" for purposes of the 401(k) Plan generally includes a participant's base compensation, including amounts contributed to the 401(k) Plan by the employer. A Participant is always 100% vested in his or her salary deferral contributions and the earnings thereon. A Participant becomes vested in Bank contributions to the 401(k) Plan at the rate of 25% per year commencing with the completion of two years of service.

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

ITEM 12.        STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

        The following table sets forth information as of December 31, 1997 regarding the share ownership of those persons or entities known by management to beneficially own the Company's Common Stock. Except as set forth below, no other director or executive officer owns any shares of the Company's Common Stock.


                                                                      Shares
                                                                   Beneficially      Percent
         Name and Address of Beneficial Owner                         Owned          of Class
----------------------------------------------------               ------------      --------
D. Andrew Beal, Chairman of the Board of the Company                  297,000          99.0%
 and the Bank
Suite 902, 15770 N. Dallas Parkway
Dallas, TX  75248

Timothy M. Fults, Director and Secretary of the Company
 and Director and Secretary of the Bank                                 3,000           1.0%
5956 Sherry Lane #800
Dallas, TX  75225


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

        All loans by the Bank to its directors and executive officers are subject to federal regulations restricting loan and other transactions with affiliated persons of the Bank. Federal regulations currently require that all loans to directors and executive officers be made on terms and conditions comparable to those for similar transactions with non-affiliates. At December 31, 1997, there were no loans outstanding to any director, executive officer, member of their immediate families or business interest of such individuals, except for one loan to a member of Mr. Beal's family. This loan was made on terms and conditions comparable to those for similar transactions with non-affiliates.

        From time to time Mr. Beal has made loans to the Bank and its subsidiaries. He has also provided his personal guarantee on loans made to the Bank or its subsidiaries by unaffiliated lenders. All of these transactions were on the same terms as those prevailing at the time for comparable transactions with unaffiliated parties except that the loans made by Mr. Beal to the Bank's subsidiaries were interest-free. The amount of interest if a market rate were to have been used, would not be material to the financial condition or results of operations of the Bank.

        Mr. Beal currently rents office space from the Bank, for which he pays $500 per month. In addition, a company affiliated with Mr. Beal currently rents space from the Company at the rate of $7,458 per month. The Board of Directors believes that the rental rate charged is equivalent to the rental rate which would be charged to an unaffiliated party for each leased space.

        In connection with the Company's indirect acquisition of the Bank's outstanding capital stock, the Company assumed the obligation to repay a $2.5 million debt obligation of D. Andrew Beal. The proceeds from this borrowing were used for the initial capitalization of the Bank. This obligation is secured in full by a certificate of deposit owned by D. Andrew Beal. The debt had a balance of $1.8 million at January 1, 1997 and was repaid in full in April, 1997.

ITEM 14.        EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON
                FORM 8-K

        (a)(1)  Financial Statements:

        The following information appearing in Part I, Item 8 of this Form 10-K is incorporated herein by reference.

        Independent Auditor's Report

        Consolidated Statements of Financial Condition at December 31, 1997 and
           1996 and at June 30, 1996 and 1995

        Consolidated Statements of Income for the Year Ended December 31, 1997, the Six Months Ended December 31, 1996 and the Years Ended June 30, 1996 and 1995

        Consolidated Statements of Changes in Stockholders' Equity for the Year
           Ended December 31, 1997, the Six Months Ended December 31, 1996 and the Years Ended June 30, 1996 and 1995

        Consolidated Statements of Cash Flows for the Year Ended December 31,
           1997, the Six Months Ended December 31, 1996 and the Years Ended June 30, 1996 and 1995

        Notes to Consolidated Financial Statements


        (a)(2)   Financial Statement Schedules:

        All financial statement schedules have been omitted as the information is not required.

        (a)(3)  Exhibits:



                                                                                       Reference
                                                                                           to
                                                                                          Prior
                                                                                         Filing
Regulation                                                                             or Exhibit
   S-K                                                                                   Number
 Exhibit                                                                                Attached
 Number                                     Document                                     Hereto
-----------       --------------------------------------------------------------       ------------

      2              Plan of Acquisition, Reorganization, Arrangement,                    None
                       Liquidation or Succession
      3.1            Certificate of Incorporation                                             *
      3.2            Bylaws                                                                   *
      4.1            Form of Indenture dated as of August 11, 1995, with                      *
                       respect to the Registrant's 12-3/4% Senior Notes, due
                       August 15, 2000.

      4.2            Specimen Senior Note (found at Sections 2.02 and 2.03 of                 *
                       the Form of Indenture filed as Exhibit 4.1)
      9              Voting Trust Agreement                                               None
     10              Material contracts:
                     (a)  Employment Agreement with Margaret Curl                             *
                     (b)  Executive Bonus Plan with David C. Meek                             **
     11              Statement re:  computation of per share earnings                     Not required
     12              Statement re:  computation of ratios                                 Not required
     13              Annual Report to Security Holders                                    Not required
     16              Letter re:  change in certifying accountants                         Not required
     18              Letter re:  change in accounting principles                          None
     21              Subsidiaries of Registrant                                               **
     22              Published report regarding matters submitted to vote of              None
                       security holders
     23              Consents of Experts and Counsel                                      None
     24              Power of Attorney                                                    Not required
     27              Financial Data Schedule                                                  **
     99              Additional Exhibits                                                  Not applicable


* Filed as exhibits to the Company's Registration Statement on Form S-1 under the Securities Act of 1993, filed with the Securities and Exchange Commission on June 7, 1995 (Registration No. 33-93212). All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

**              Exhibit filed herewith.

                (b)  Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                INDEX TO EXHIBITS

 Exhibit
 Number                                                             Document
---------           ---------------------------------------------------------------------------------------

      3.1           Certificate of Incorporation*

      3.2           Bylaws*

      4.1           Form of Indenture dated as of August 11, 1995, with respect to the Registrant's 12-3/4%
                      Senior Notes, due August 15, 2000*

      4.2           Specimen Senior Note (found at Sections 2.02 and 2.03 of the Form of Indenture filed as
                      Exhibit 4.1)*

     10             Material contracts:
                    (a)  Employment Agreement with Margaret Curl*
                    (b)  Executive Bonus Plan with David C. Meek**

     21             Subsidiaries of Registrant**

     27             Financial Data Schedule**


* Filed as exhibits to the Company's Registration Statement on Form S-1 under the Securities Act of 1993, filed with the Securities and Exchange Commission on June 7, 1995 (Registration No. 33-93212). All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

**              Exhibit filed herewith.