Form 10-K405/A
period 1997-12-31
BEAL FINANCIAL CORP
filed 1998-04-20
CIK 946482

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 FORM 10-K/A-1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]
    For the Fiscal Year Ended December 31, 1997
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


                       Commission File Number 33-93312

                          BEAL FINANCIAL CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Texas                                        75-2583551
--------------------------------------------------------------------------------
 (State or other jurisdiction of              (IRS Employer Identification No.)
  incorporation or organization)

Suite 300, LB 66, 15770 North Dallas Parkway, Dallas, Texas            75248
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



                                           BEAL FINANCIAL CORPORATION

       April 10, 1998                          /s/ David C. Meek
Date: ------------------------------       By: --------------------------------
                                               David C. Meek, President and
                                                 Chief Executive Officer
                                               (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     /s/ D. Andrew Beal                      /s/ David R. Farmer
------------------------------             -----------------------------------
D. Andrew Beal, Chairman                   David R. Farmer, Senior Vice
                                             President and Treasurer
                                             (Principal Financial and
                                             Accounting Officer)

       April 10, 1998                             April 10, 1998
Date: ------------------------------       Date: ------------------------------



     /s/ Timothy M. Fults                   /s/ Dr. Bernard L. Weinstein
------------------------------             -----------------------------------
Timothy M. Fults, Director                 Dr. Bernard L. Weinstein, Director

       April 10, 1998                             April 10, 1998
Date: ------------------------------       Date: ------------------------------



     /s/ David C. Meek
------------------------------
David C. Meek, Director

       April 10, 1998
Date: ------------------------------

     This Form 10-K/A-1 is being filed to include the signature page for Beal Financial Corporation (the "Registrant"), required under Form 10-K.



                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BEAL FINANCIAL CORPORATION

       April 20, 1998                          /s/ David R. Farmer
Date: ------------------------------       By: --------------------------------
                                               David R. Farmer