Form 10-Q
period 1998-03-31
BEAL FINANCIAL CORP
filed 1998-05-14
CIK 946482

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC   20549

                             --------------------

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  March 31, 1998
                                     ------------------

                                       0R

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to __________________

                       COMMISSION FILE NUMBER 33-93312

                          BEAL FINANCIAL CORPORATION
            (Exact name of registrant as specified in its charter)


              TEXAS                                            75-2583551
 (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification Number)

SUITE 300, LB66, 15770 NORTH DALLAS PARKWAY, DALLAS, TEXAS        75248
       (Address of principal executive offices)                 (ZIP code)

Registrant's telephone number, including area code:   (972) 404-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes [X ]     No [   ]

     As of March 31, 1998, there were 300,000 shares of the Registrant's common stock issued and outstanding.

                          BEAL FINANCIAL CORPORATION


                                    INDEX



                                                                          PAGE
                                                                         NUMBER
PART I.   FINANCIAL INFORMATION                                          ------
          Item 1. - Financial Statements. . . . . . . . . . . . . . . . .   1

          Item 2. - Management's Discussion and Analysis of Financial
                    Condition and Results of Operations . . . . . . . . .   5

PART II.  OTHER INFORMATION

          SIGNATURES

     BEAL FINANCIAL CORPORATION
     CONSOLIDATED BALANCE SHEETS
     (In thousands, except per share data)

                                                      March          December
                                                       1998            1997
                                                    (Unaudited)
                                                    -----------     ----------
ASSETS

     Cash                                            $      528     $      630
     Interest bearing deposits                           82,195        150,219
                                                     ----------     ----------
       CASH AND CASH EQUIVALENTS                         82,723        150,849

     Accrued interest receivable                         12,976         13,071
     Securities available for sale                      107,044        111,376

     Net loans receivable                               854,646        899,745
        Less allowance for losses                       (11,373)       (11,912)
                                                     ----------     ----------
                                                        843,273        887,833

     Federal Home Loan Bank stock                        10,354         10,203
     Real estate held for investment or sale            168,255        176,682
     Premises and equipment, net                          6,113          6,351
     Other assets                                        11,224          9,389
                                                     ----------     ----------
                                                     $1,241,962     $1,365,754
                                                     ----------     ----------
                                                     ----------     ----------
LIABILITIES
     Deposit accounts                                $  905,149     $1,001,476
     Federal Home Loan Bank advances                     76,000        110,000
     Senior notes, net                                   57,215         57,188
     Other borrowings                                     7,236          7,599
     Other liabilities                                   14,729         28,673
                                                     ----------     ----------
       TOTAL LIABILITIES                              1,060,329      1,204,936

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Common stock, par value $1 per share
      authorized                375,000
      issued and outstanding    300,000                     300            300
     Paid-In capital                                      2,740          2,740
     Unrealized gain on available for sale
      securities                                          3,690          3,722
     Retained earnings                                  174,903        154,056
                                                     ----------     ----------
        TOTAL STOCKHOLDERS' EQUITY                      181,633        160,818
                                                     ----------     ----------
                                                     $1,241,962     $1,365,754
                                                     ----------     ----------
                                                     ----------     ----------

                See notes to consolidated financial statements

     BEAL FINANCIAL CORPORATION
     CONSOLIDATED STATEMENTS OF INCOME
               UNAUDITED
     (In thousands, except per share data)

                                                               Three Months Ended
                                                                    March 31,
                                                                1998         1997
                                                              -------       -------
Interest Income:
     Loans, including fees                                    $24,410       $35,658
     Purchase discount accretion                               11,907        16,558
     Investment securities                                      2,511         2,730
                                                              -------       -------
       TOTAL INTEREST INCOME                                   38,828        54,946

Interest expense:
     Deposits                                                  13,088        14,685
     Federal Home Loan Bank
      advances and other borrowings                               412           882
     Senior notes                                               2,011         1,989
                                                              -------       -------
       TOTAL INTEREST EXPENSE                                  15,511        17,556
                                                              -------       -------

       NET INTEREST INCOME                                     23,317        37,390

Provision for loan losses                                       1,373           933
                                                              -------       -------
       NET INTEREST INCOME AFTER
        PROVISION FOR LOAN LOSSES                              21,944        36,457

Other income
     Gain on sales of loans                                         5           536
     Gain on real estate transactions                           3,014         1,344
     Other real estate operations, net                          1,485           583
     Other operating income                                       137           188
                                                              -------       -------
       TOTAL NONINTEREST INCOME                                 4,641         2,651

Other expense
     Salaries and employee benefits                             1,695         2,006
     Occupancy and equipment                                      647           647
     SAIF deposit insurance premium                               158           166
     Other operating expenses                                   2,210         1,783
                                                              -------       -------
       TOTAL NONINTEREST EXPENSES                               4,710         4,602
                                                              -------       -------
       INCOME BEFORE INCOME TAXES                              21,875        34,506

     Income taxes                                               1,028         1,203
                                                              -------       -------
       NET INCOME                                             $20,847       $33,303
                                                              -------       -------
                                                              -------       -------
     Income per common share                                  $ 69.49       $111.01
                                                              -------       -------
                                                              -------       -------

     Weighted average number of common shares outstanding         300           300
                                                              -------       -------
                                                              -------       -------

                See notes to consolidated financial statements

                          BEAL FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                   UNAUDITED
                                (In thousands)

                                                                         Three Months
                                                                        ended March 31
                                                                  -------------------------
                                                                     1998            1997
                                                                  ---------        --------
OPERATING ACTIVITIES
     Net income                                                   $  20,847        $ 33,303
     Adjustments to reconcile net income to net cash
      provided by operating activities
          Depreciation and amortization                                 599             580
          Accretion of purchased discount                           (11,907)        (16,558)
          Provision for loan losses                                   1,373             933
          Amortization of bond premium and underwriting costs           179             155
          Gains on real estate transactions                          (3,014)         (1,344)
          Gain on sales of loans                                         (5)           (536)
          Loss on sale of premises and equipment                          1               -

     Changes in operating assets and liabilities
          Accrued interest receivable                                  (130)         (2,426)
          Prepaid expenses and other assets                          (1,865)            603
          Accrued interest payable-bonds                             (1,833)         (1,833)
          Other liabilities and accrued expenses                        321           4,737
                                                                  -------------------------
             Net cash provided by operating activities                4,566          17,614

INVESTING ACTIVITIES
     Proceeds from sales of loans                                         5              12
     Proceeds from paydowns of securities available
      for sale                                                        4,352           3,331
     Proceeds from loan collections, less loan originations
      and advances                                                   53,775          81,245
     Proceeds from sales of real estate                              13,658           5,892
     Proceeds from sales of premises and equipment                        -               -
     Purchases of loans and bid deposits on loan purchases              (68)        (10,813)
     Purchases of Federal Home Loan Bank stock                         (151)           (137)
     Purchases of real estate held for investment or sale and
      partnership/JV interests                                         (933)         (1,929)
     Purchases of premises and equipment                                (40)           (124)
                                                                  -------------------------
             Net cash provided by investing activities               70,598          77,477

FINANCING ACTIVITIES
     Net increase (decrease) in deposit accounts                    (96,327)         56,120
     Proceeds from long-term debt                                         -             162
     Repayments of long-term debt                                      (363)         (2,913)
     Repayments of advances from the Federal Home Loan Bank         (34,000)       (146,000)
     Cash dividends paid                                            (12,600)              -
                                                                  -------------------------
             Net cash used in financing activities                 (143,290)        (92,631)
                                                                  -------------------------
             Increase (decrease) in cash and cash equivalents       (68,126)          2,460
Cash and cash equivalents at beginning of period                    150,849          65,940
                                                                  -------------------------
Cash and cash equivalents at end of period                        $  82,723        $ 68,400
                                                                  -------------------------
                                                                  -------------------------
Supplemental disclosure of cash flow information
     Cash paid during the period for
          Interest                                                $  17,992        $ 18,158
          Income taxes                                                1,982             186
Supplemental disclosure of noncash investing and financing
 activities
          Real estate acquired in foreclosure or in
           settlement of loans                                    $   3,333        $  9,479

                See Notes to Consolidated Financial Statements

    BEAL FINANCIAL CORPORATION AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Rule 10-1 of Regulation S-X. The financial statements as of March 31, 1998 and for the three months ended March 31, 1998, and 1997 are unaudited and, in the opinion of management, include all adjustments necessary (which consist of only normal recurring adjustments) for a fair presentation of the financial position and results of operations for the interim periods. The results of operations for the three month period are not necessarily indicative of the results to be expected for the full year.

These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report in Form 10-K for the year ended December 31, 1997.

NOTE B--INCOME TAXES

On March 13, 1997, the Company filed an application with the Internal Revenue Service to elect S Corporation status for federal income tax purposes effective January 1, 1997. This election covered all subsidiaries of the Company, except Beal Affordable Housing, Inc. and BRE-N, Inc.

As a result of the aforementioned application, beginning January 1, 1997, the Company and all of its subsidiaries electing S Corporation status no longer pay federal income taxes, except for federal taxes related to the recognition of built-in gains which existed at January 1, 1997. For the three months ended March 31, 1998, the Company recorded federal tax expense of $525,600, related to the recognition of built-in gains. Except as discussed above, the liability for federal income taxes of the Company is the responsibility of its shareholders.

NOTE B--NEW ACCOUNTING PRONOUNCEMENT

In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires reporting of comprehensive income in the financial statements. The components of comprehensive income are as follows:

                                          Three months ended March 31,
                                          ----------------------------
                                               1998         1997
                                              ------       ------
                                                (In thousands)
     Net income                              $20,847      $33,303

     Other comprehensive income net
      unrealized losses on investment
      securities - available for sale            (32)      (1,962)
                                             --------------------
     Comprehensive income                    $20,815      $31,341
                                             --------------------
                                             --------------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


WHEN USED IN THIS FORM 10-Q, THE WORDS "BELIEVES", "ANTICIPATES", "EXPECTS", AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS WHICH SPEAK ONLY AS OF THE DATE HEREOF, AND TO ADVISE READERS THAT VARIOUS FACTORS INCLUDING REGIONAL AND NATIONAL ECONOMIC CONDITIONS, CHANGES IN DOMESTIC OR FOREIGN MARKETS, FINANCIAL OR LEGAL CONDITIONS, CHANGES IN LEVELS OF MARKET INTEREST RATES, CREDIT RISKS OF LENDING ACTIVITIES, AND COMPETITIVE AND REGULATORY FACTORS, COULD AFFECT THE COMPANY'S FINANCIAL PERFORMANCE AND COULD CAUSE THE COMPANY'S ACTUAL RESULTS FOR FUTURE PERIODS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED OR PROJECTED. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO FORWARD LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

FINANCIAL CONDITION

     Beal Financial Corporation ("Beal Financial" and with it's subsidiaries, the "Company"), the parent company of Beal Bank, ssb, (the "Bank") had total assets of $1.2 billion at March 31, 1998 representing a decrease of $123.8 million or 9.06%, from $1.4 billion at December 31, 1997. The decrease resulted primarily from a decrease in cash and cash equivalents of $68.1 million, and a decrease in net loans receivable of $45.1 million. The decrease in net loans receivable was due primarily to normal principal repayments of loans, early loan payoffs and foreclosures of loans. The Company believes that the combination of a decline in the supply of bulk discounted loans available for purchase and competitors successful bids for bulk asset purchases at net yields which are not acceptable to the Company has resulted, and will continue to result in a decline in total assets, including a decline in net loans receivable. Loan proceeds and cash and cash equivalents were utilized to fund the decreases in deposits and borrowings, described below. (See also--Liquidity and Capital Resources)

     Total liabilities decreased $144.6 million, or 12.0% from $1.2 billion at December 31, 1997 to $1.1 billion at March 31, 1998, primarily due to a decline in deposits of $96.3 million, a decline in Federal Home Loan Bank ("FHLB") advances of $34.0 million, and a decrease in other liabilities of $13.9 million. The decrease in deposits for the three months ended March 31, 1998 was primarily due to a decrease in brokered deposits of $121.8 million, partially offset by an increase in retail deposits of $25.5 million. The decrease in other liabilities was primarily due to the payment of a $12.6 million dividend that was declared on December 16, 1997 by the Board of Directors and paid in January, 1998, and the payment of accrued interest on the 12.75% senior notes due August 15, 2000, (the "Senior Notes").

     Stockholders' equity increased $20.8 million from $160.8 million at December 31, 1997 to $181.6 million at March 31, 1998, due to net income. Subsequent to March 31, 1998 a dividend of $36.5 million was paid to shareholders of record.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

     NET INCOME. For the three months ended March 31, 1998, net income of $20.8 million represented a decrease of $12.5 million, or 37.4% from the three months ended March 31, 1997. As discussed in more detail below, the decrease was primarily due to a decrease in net interest income after provision for loan losses of $14.5 million, partially offset by an increase in noninterest income of $2.0 million.

     INTEREST INCOME. Interest income decreased $16.1 million, or 29.3%, from $54.9 million at March 31, 1997 to $38.8 million at March 31, 1998. Of the total decrease in interest income, $11.2 was due to a decrease in interest income on loans, including fees, and $4.7 million was due to a decrease in the discount accretion. The average balance of interest-earning assets decreased $170.2 million during this period, as compared to the same period a year ago, primarily due to a decrease in average net loans receivable of $154.4 million. In addition, net interest spread decreased from 12.24% for the three months ended March 31, 1997 to 9.18% for the same period ending March 31, 1998 primarily due to a decrease in yield on average interest-earning assets from 12.44% to 9.04% for the three month periods ending March 31, 1997 and March 31, 1998, respectively, due primarily to a decline in the amount of discount accretion taken.

     INTEREST EXPENSE. Interest expense decreased $2.0 million, or 11.7%, from $17.6 million at March 31, 1997 to $15.5 million at March 31, 1998. The decrease resulted from the average balance of interest-bearing liabilities decreasing $104.9 million to $1.1 billion at March 31, 1998, resulting in a $1.5 million decrease in interest expense and a $449,000 decrease due to the average rate of interest bearing liabilities decreasing from 6.05% at March 31, 1997 to 5.88% at March 31, 1998. The decrease in average interest-bearing liabilities was due to a decrease in the average balance of deposits of $73.3 million, a decrease in the average balance of FHLB advances of $26.4 million, and a decrease in average other borrowings of $5.3 million.

     PROVISION FOR LOAN LOSSES. The provision for loan losses is determined by management as an amount sufficient to maintain the allowance for loan losses at a level considered adequate to absorb future losses inherent in the loan portfolio in accordance with generally accepted accounting principles. The provision for loan losses increased $440,000, to $1.4 million, for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997 primarily as a result of increased costs pertaining to the resolution of certain classified loans.

     The Company establishes an allowance for loan losses based upon a systematic analysis of risk factors in the loan portfolio as well as a specific analysis of certain impaired loans. This analysis includes an evaluation of the Company's loan portfolio, past loan loss experience, current economic conditions, loan volume and growth, composition of the loan portfolio and other relevant factors. Management's analysis results in the establishment of allowance amounts by loan type based on allocations by asset classification. The allowance for loan losses as a percentage of net non-performing loans was 8.53% at March 31, 1998 as compared to 6.71% at March 31, 1997. Net non-performing loans decreased $47.4 million from $180.7 million at March 31, 1997 to $133.3 million at March 31, 1998.

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

     NON-INTEREST INCOME. Total non-interest income increased $2.0 million, or 75.1% to $4.6 million at March 31, 1998 from $2.6 million at March 31, 1997. This increase was due to an increase in the income attributable to the gain on real estate transactions of $1.6 million, an increase in the income from other real estate operations of $902,000, partially offset by an decrease in the sale of loans of $531,000.

     NON-INTEREST EXPENSE. Non-interest expense increased $108,000, or 2.4% from $4.6 million for the three months ended March 31, 1997 to $4.7 million for the three months ended March 31, 1998. The increase was due to an increase of $427,000 in other operating expenses offset by a decrease of $311,000 in salaries and employee benefits and an $8,000 decrease in SAIF deposit insurance premiums.

FEDERAL AND STATE TAXATION

     On March 13, 1997, the Company filed an application with the Internal Revenue Service to elect S Corporation status for federal income tax purposes effective January 1, 1997. This election covered all subsidiaries of the Company, except Beal Affordable Housing, Inc. and BRE-N, Inc. (See also - Note B--Income Taxes)

     The future tax liability for the taxable earnings of Beal Financial and all of its subsidiaries electing S Corporation status will be the responsibility of the shareholders of Beal Financial. It is anticipated that future dividends to shareholders will be declared equal to at least their tax liability related to the earnings of Beal Financial.

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

     Historically, the primary investing activity of the Company has been the purchase of discounted loans from various U.S. government agencies through the sealed bid process or auctions and other private sector sellers. During the three month periods ended March 31, 1998, and March

31, 1997 the Company purchased $0 and $10.8 million of net loans, respectively. Loan originations and disbursements of loans in process for the three months ended March 31, 1998 and March 31, 1997 totaled $7.8 million and $5.9 million, respectively.

     The Company's primary financing activity has historically been the attraction of deposits. During the three months ended March 31, 1998, the Company experienced a net decrease in deposits of $96.3 million, primarily due to a $25.5 million increase in retail deposits offset by a decrease of $121.8 million in brokered deposits. The decrease in deposits for the three months ended March 31, 1998 was primarily funded with cash flow provided from normal operations. The Company had Senior Notes, net, of $57.2 million and other borrowings of $7.2 million at March 31, 1998.

     The Company has the ability to borrow additional funds from the FHLB of Dallas by pledging assets as collateral, subject to certain restrictions. At March 31, 1998, the Company had an undrawn advance arrangement with the FHLB for $59.1 million.

     The Bank is required to maintain minimum levels of liquid assets as defined by the Texas Savings and Loan Department ("Texas Department").
Unless approved in advance by the Texas Department, a Texas savings bank is required to maintain a minimum of 10% of the previous quarters average deposits in liquid assets. At March 31, 1998, the Bank's liquidity ratio was 16.4%.

     The Company's most liquid asset is cash and cash equivalents. The level of cash equivalents is dependent on the Company's operating, financing, and investing activities during any given period. At March 31, 1998, the Company had cash and cash equivalents of $82.7 million.

     The Company anticipates that it will have sufficient funds available to meet its current foreseeable commitments. At March 31, 1998, the Company had commitments to originate loans of $2.2 million and $679,000 of outstanding commitments to purchase loans. Certificates of deposits which are scheduled to mature in one year or less at March 31, 1998 totaled $683.5 million. Due to the Company's high interest rate spread, management has typically relied upon interest rate sensitive short-term deposits to fund its loan purchases. The Company believes the potential interest rate risk is acceptable in view of the Company's belief that it can maintain an acceptable net interest spread.

     At March 31, 1998, the Bank exceeded each of its three capital requirements. The following is a summary of the Bank's regulatory capital position at March 31, 1998, as adjusted for the payment of declared dividends, as described below.

                                                     At March 31, 1998
                                        ------------------------------------------
                                              Required                Actual
                                        -------------------     ------------------
                                         Amount    Percent       Amount    Percent
                                        --------  ---------     --------  --------
                                                   (Dollars in Thousands)
Leverage capital ...................    $61,252      5.00%      $169,991    13.88%
Tier 1 capital .....................     59,178      6.00        169,991    17.24
Total risk-based capital ...........     98,630     10.00        181,364    18.39

     The Board of Directors of the Bank declared a dividend of $41.7 million on March 24, 1998, the effect of which is reflected in the capital ratios set forth above.

     The Board of Directors of Beal Financial, on March 24, 1998 declared a dividend payable to the shareholders of $36.5 million, which was paid on April 7, 1998.

MARKET RISK

     The Company's estimated sensitivity to interest rate risk, as measured by the estimated interest earnings sensitivity profile and the interest sensitivity gap analysis, has not changed materially from the information disclosed in the Company's Form-10K for the period ended December 31, 1997.

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

RATIOS OF EARNING TO FIXED CHARGES

     The Company's consolidated ratios of earnings to fixed charges for the three months ended March 31, 1998 are set forth below. Earnings used in computing the ratios shown consist of earnings from continuing operations before taxes and interest expense. Fixed charges, excluding interest on deposits, represent interest expense on borrowings. Fixed charges, including interest on deposits, represent all of the foregoing items plus interest on deposits. Interest expense (other than on deposits) includes interest on FHLB of Dallas borrowings, the Senior Notes and other borrowed funds.

                                                  For the Three Months Ended
                                                        March 31, 1998
                                                  --------------------------
     Excluding interest on deposits . . . . . . .           10.0:1
     Including interest on deposits . . . . . . .            1.6:1

YEAR 2000

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

     The majority of the Company's information processing capabilities are currently provided by third party vendors. The Company is aware of the risks to third parties, including vendors (and the extent appropriate, depositors and borrowers) and the potential adverse impact on the Company resulting from failures by these parties to adequately address the Year 2000 problem. The Company has been communicating with its outside data processing service bureau, as well as other third party service providers ( and to the extent appropriate, depositors and borrowers) to assess their progress in evaluating their systems and implementing any corrective measures required by them to be prepared for the year 2000. To date, the Company has not been advised by any of its primary vendors that they do not have plans in place to address and correct the issues associated with the Year 2000 problem; however, no assurance can be given as to the adequacy of such plans or to the timeliness of their implementation.

     The Company anticipates that it will incur internal staff costs as well as consulting and other expenses related to the enhancements necessary to prepare the systems for the year 2000. Based on the Company's current knowledge and investigations, the expense of the year 2000 project as well as the related potential effect on the Company's earnings is not expected to have a materiel effect on the Company's financial position or results of operations.

                        PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

     The Company is not currently involved in any legal proceedings. The Bank is involved in various legal proceedings occurring in the ordinary course of business. Management of the Bank, based on discussions with litigation counsel, believes that such proceedings will not have a material adverse effect on the financial condition or operations of the Bank. There can be no assurance, however, that any of the outstanding legal proceedings to which the Bank is a party will not be decided adversely to the Company's interests and have a material adverse effect on the financial position or results of operations of the Company.

Item 2.   CHANGES IN SECURITIES

          None.

Items 3.  DEFAULTS UPON SENIOR SECURITIES

          None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

Item 5.   OTHER INFORMATION

       David R. Farmer, the Company's Senior Vice President and Treasurer resigned effective April 30, 1998 to pursue personal business opportunities. James W. Lewis, Jr. is the Company's Chief Accounting Officer.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibit 27--Financial Data Schedule

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   BEAL FINANCIAL CORPORATION
                                   Registrant



Date: May 13, 1998                 /s/ D. Andrew Beal
                                   ---------------------------------------------
                                   D. Andrew Beal, Chairman



Date: May 13, 1998                 /s/ David C. Meek
                                   ---------------------------------------------
                                   David C. Meek, Director, President
                                   and Chief Executive Officer



Date: May 13, 1998                 /s/ Timothy M. Fults
                                   ---------------------------------------------
                                   Timothy M. Fults, Director



Date: May 13, 1998                 /s/ Dr. Bernard L. Weinstein
                                   ---------------------------------------------
                                   Dr. Bernard L. Weinstein, Director



Date: May 13, 1998                 /s/ James W. Lewis, Jr.
                                   ---------------------------------------------
                                   James W. Lewis, Jr., Chief Accounting Officer