Form 10-Q
period 1998-06-30
BEAL FINANCIAL CORP
filed 1998-08-14
CIK 946482

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                      -------------------------------------

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of June 30, 1998, there were 300,000 shares of the Registrant's common stock issued and outstanding.

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

PART II. OTHER INFORMATION

                 SIGNATURES

BEAL FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
  (In thousands,except share data)

                                                       June 30,          December 31,
                                                         1998                1997
                                                     (Unaudited)
                                                     -----------         ------------
ASSETS

      Cash                                           $      792          $      630
      Interest bearing deposits                          84,154             150,219
                                                     ----------          ----------

        CASH AND CASH EQUIVALENTS                        84,946             150,849

      Accrued interest receivable                        12,247              13,071
      Securities available for sale                     101,142             111,376

      Net loans receivable                              780,318             899,745
          Less allowance for losses                     (10,414)            (11,912)
                                                     ----------          ----------
                                                        769,904             887,833

      Federal Home Loan Bank stock                        6,268              10,203
      Real estate held for investment or sale           147,455             176,682
      Premises and equipment, net                         5,774               6,351
      Other assets                                       16,645               9,389
                                                     ----------          ----------

                                                     $1,144,381          $1,365,754
                                                     ----------          ----------
                                                     ----------          ----------

LIABILITIES
      Deposit accounts                               $  844,174          $1,001,476
      Federal Home Loan Bank advances                    48,000             110,000
      Senior notes, net                                  57,241              57,188
      Other borrowings                                    7,186               7,599
      Other liabilities                                  22,569              28,673
                                                     ----------          ----------

        TOTAL LIABILITIES                               979,170           1,204,936

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
      Common stock, par value $1 per share
           authorized               375,000
           issued and outstanding   300,000                 300                 300
      Paid-In capital                                     2,740               2,740
      Unrealized gain on available for sale
        securities                                        3,899               3,722
      Retained earnings                                 158,272             154,056
                                                     ----------          ----------

        TOTAL STOCKHOLDERS' EQUITY                      165,211             160,818
                                                     ----------          ----------

                                                     $1,144,381          $1,365,754
                                                     ----------          ----------
                                                     ----------          ----------

                See notes to consolidated financial statements

BEAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
          UNAUDITED
        (In thousands)

                                                         Three Months Ended                Six Months Ended
                                                              June 30,                        June 30,
                                                       1998              1997            1998           1997
                                                      -------------------------         ----------------------
Interest Income:
      Loans, including fees                           $ 24,668          $24,515         $49,078        $60,173
      Purchased discount accretion                      12,602            9,944          24,509         26,502
      Investment securities                              2,597            3,073           5,108          5,803
                                                      -------------------------         ----------------------
           TOTAL INTEREST INCOME                        39,867           37,532          78,695         92,478

Interest expense:
      Deposits                                          11,767           14,724          24,855         29,409
      Federal Home Loan Bank
           advances and other borrowings                   521              212             933          1,094
      Senior notes                                       2,016            1,993           4,027          3,982
                                                      -------------------------         ----------------------
           TOTAL INTEREST EXPENSE                       14,304           16,929          29,815         34,485
                                                      -------------------------         ----------------------

            NET INTEREST INCOME                         25,563           20,603          48,880         57,993

Provision for loan losses                                 (309)            (261)          1,064            672
                                                      -------------------------         ----------------------

            NET INTEREST INCOME AFTER
              PROVISION FOR LOAN LOSSES                 25,872           20,864          47,816         57,321

Other income
      Gain on sale of loans                                  5                2              10            538
      Gain on real estate transactions                   9,138            2,404          12,152          3,748
      Other real estate operations, net                  2,745              985           4,230          1,568
      Other operating income                               224                6             361            194
                                                      -------------------------         ----------------------
           TOTAL NONINTEREST INCOME                     12,112            3,397          16,753          6,048

Other expense
      Salaries and employee benefits                     1,880            1,860           3,575          3,866
      Occupancy and equipment                              531              577           1,178          1,224
      SAIF deposit insurance premium                       159              171             317            337
      Other operating expenses                           2,608            3,017           4,818          4,800
                                                      -------------------------         ----------------------

           TOTAL NONINTEREST EXPENSES                    5,178            5,625           9,888         10,227
                                                      -------------------------         ----------------------

           INCOME BEFORE INCOME TAXES                   32,806           18,636          54,681         53,142

      Income Taxes                                       1,837              962           2,865          2,165
                                                      -------------------------         ----------------------

             NET INCOME                               $ 30,969          $17,674         $51,816        $50,977
                                                      -------------------------         ----------------------
                                                      -------------------------         ----------------------

      Income per common share                         $ 103.23          $ 58.91         $172.72        $169.92

      Weighted average number of common shares
            outstanding                                    300              300             300            300

                 See notes to consolidated financial statements

                           BEAL FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED
                                 (In thousands)

                                                                            Six Months
                                                                           ended June 30
                                                                     -------------------------
                                                                         1998         1997
                                                                     -----------   -----------
OPERATING ACTIVITIES
  Net income                                                         $    51,816   $    50,977
  Adjustments to reconcile net income to net cash
    provided by operating activities
      Depreciation and amortization                                        1,129         1,176
      Accretion of purchased discount                                    (24,509)      (26,502)
      Provision for loan losses                                            1,064           672
      Amortization of bond premium and underwriting costs                    362           317
      Gains on real estate transactions                                  (12,152)       (3,748)
      Gain on sales of loans                                                 (10)         (538)
      Loss on sale of premises and equipment                                 167             7

  Changes in operating assets and liabilities
      Accrued interest receivable                                            408        (1,570)
      Prepaid expenses and other assets                                   (1,356)         (307)
      Other liabilities and accrued expenses                              (4,765)          777
                                                                     -----------   -----------
              Net cash provided by
                operating activities                                      12,154        21,261

INVESTING ACTIVITIES
  Proceeds from sales of loans                                                10            14
  Proceeds from paydowns of securities available for sale                 10,517         6,394
  Proceeds from loan collections, less loan originations
    and advances                                                         147,894       128,109
  Proceeds from sale of FHLB stock                                         4,181             -
  Proceeds from sales of real estate and partnership/JV interests         31,343        13,123
  Proceeds from sales of premises and equipment                               70             5
  Purchases of loans and bid deposits on loan purchases                   (1,284)      (20,059)
  Purchases of Federal Home Loan Bank stock                                 (246)         (283)
  Purchases of real estate held for invest. or sale and
    partnership/JV interests                                              (1,584)       (2,144)
  Purchases of premises and equipment                                       (143)         (346)
                                                                     -----------   -----------
              Net cash provided by
                investing activities                                     190,758       124,813

FINANCING ACTIVITIES
  Net decrease in deposit accounts                                      (157,302)      (31,500)
  Proceeds from long-term debt                                                 -           162
  Repayments of long-term debt                                              (413)       (5,283)
  Repayments of advances from the Federal Home Loan Bank                 (62,000)     (116,000)
  Cash dividends paid                                                    (49,100)      (13,322)
                                                                     -----------   -----------
              Net cash used in
                financing activities                                    (268,815)     (165,943)
                                                                     -----------   -----------
              Net decrease in cash and
                cash equivalents                                         (65,903)      (19,869)

Cash and cash equivalents at beginning of period                         150,849        65,940
                                                                     -----------   -----------

Cash and cash equivalents at end of period                           $    84,946   $    46,071
                                                                     -----------   -----------
                                                                     -----------   -----------
Supplemental disclosure of cash flow information
  Cash paid during the period for
    Interest                                                         $    30,517   $    33,838
    Income taxes                                                           7,288         1,592

Supplemental disclosure of noncash investing and financing
  activities
    Real estate acquired in foreclosure or in settlement of loans    $     6,318   $    25,180

BEAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Rule 10-1 of Regulation S-X. The financial statements as of June 30, 1998 and for the six months ended June 30, 1998, and 1997 are unaudited and, in the opinion of management, include all adjustments necessary (which consist of only normal recurring adjustments) for a fair presentation of the financial position and results of operations for the interim periods. The results of operations for the six month period are not necessarily indicative of the results to be expected for the full year.

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

As a result of the aforementioned application, beginning January 1, 1997, the Company and all of its subsidiaries electing S Corporation status no longer pay federal income taxes, except for federal taxes related to the recognition of built-in gains which existed at January 1, 1997. For the six months ended June 30, 1998, the Company recorded federal tax expense of $1,600,600, related to the recognition of built-in gains. Except as discussed above, the liability for federal income taxes of the Company is the responsibility of its shareholders.

NOTE C--NEW ACCOUNTING PRONOUNCEMENT

In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires reporting of comprehensive income in the financial statements. The components of comprehensive income are as follows:

                                   Three months ended June 30,   Six months ended June 30,
                                   ---------------------------   -------------------------
                                       1998            1997          1998         1997
                                      -------        -------       -------       -------
                                          (In thousands)                (In thousands)
Net income                            $30,969        $17,674       $51,816       $50,977

Other comprehensive income net
  unrealized gains on investment
  securities - available for sale         209          2,693           177           731
                                      -------        -------       -------       -------
Comprehensive income                  $31,178        $20,367       $51,993       $51,708
                                      -------        -------       -------       -------
                                      -------        -------       -------       -------

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

FINANCIAL CONDITION

     Beal Financial Corporation ("Beal Financial" and with it's subsidiaries, the "Company"), the parent company of Beal Bank, ssb, (the "Bank") had total assets of $1.1 billion at June 30, 1998 representing a decrease of $221.4 million or 16.21%, from $1.4 billion at December 31, 1997. The decrease resulted primarily from a decrease in cash and cash equivalents of $65.9 million, a decrease in net loans receivable of $119.4 million, and a decrease in real estate held for investment or sale of $29.2 million. The decrease in net loans receivable was due primarily to normal principal repayments of loans, early loan payoffs and foreclosures of loans. The Company believes that the combination of a decline in the supply of bulk discounted loans available for purchase and competitors successful bids for bulk asset purchases at net yields which are not acceptable to the Company has resulted, and will continue to result in a decline in total assets, including a decline in net loans receivable. The decrease in securities available for sale was the result of repayments in the ordinary course of business. The decrease in real estate held for investment or sale was primarily the result of $32.5 million in sales of other real estate, and a decrease in real estate and/or interests in real estate joint ventures of $2.1 million, partially offset by foreclosures of loans of $6.1 million. The decrease in cash and cash equivalents was the result of normal operations. (See also - Liquidity and Capital Resources)

     Total liabilities decreased $225.8 million, or 18.7% from $1.2 billion at December 31, 1997 to $979.2 million at June 30, 1998, primarily due to a decline in deposits of $157.3 million and a decline in Federal Home Loan Bank, Dallas ("FHLB") advances of $62.0 million. The decrease in deposits for the six months ended June 30, 1998 was primarily due to decreases in brokered deposits and retail deposits of $125.6 million and $30.0 million, respectively. The decrease in deposits and the repayment of the advances from the FHLB, was primarily funded with cash flow provided from normal operations. The decrease in other liabilities was primarily due to payments of accrued interest on the 12.75% senior notes due August 15, 2000, (the "Senior Notes"), and payment of accrued Texas franchise tax.

     Stockholders' equity increased $4.4 million from $160.8 million at December 31, 1997 to $165.2 million at June 30, 1998. The change was due to net income of $51.8 million partially offset by dividends declared to shareholders of $47.6 million and an increase of $177,000 related to unrealized gains on investment securities.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

     NET INCOME. For the six months ended June 30, 1998, net income of $51.8 million represented an increase of $839,000, or 1.65% from the six months ended June 30, 1997. As discussed in more detail below, the increase was primarily due to an increase in noninterest income of $10.7 million which offset a decrease in net interest income after provision for loan losses of $9.5 million.

     INTEREST INCOME. Interest income decreased $13.8 million, or 14.9%, from $92.5 million at June 30, 1997 to $78.7 million at June 30, 1998. Of the total decrease in interest income, $11.1 million was due to a decrease in interest income on loans, including fees, $2.0 million was due to a decrease in the discount accretion and $695,000 was due to a decrease in interest income on investment securities. The average balance of interest-earning assets decreased $178.9 million during this period, as compared to the same period a year ago, primarily due to a decrease in average net loans receivable of $159.7 million, a decrease in average holdings of mortgage-backed securities of $12.9 million, a decrease in the average balance of interest earning deposits of $4.8 million, and a decrease in the average balance of FHLB stock of $1.5 million. Net interest spread, however, increased slightly from 9.57% for the six months ended June 30, 1997 to 9.61% for the same period ending June 30, 1998 primarily due to an increase in yield on average interest-earning assets from 15.58% to 15.61% for the six month periods ending June 30, 1997 and June 30, 1998, respectively due primarily to an increase in the amount of discount accretion taken in relation to the amount of loans outstanding.

     INTEREST EXPENSE. Interest expense decreased $4.7 million, or 13.5%, from $34.5 million at June 30, 1997 to $29.8 million at June 30, 1998. The decrease resulted primarily from the average balance of interest-bearing liabilities decreasing $155.2 million to $993.2 million at June 30, 1998. The average rate paid on interest bearing liabilities decreased slightly from 6.01% at June 30, 1997 to 6.0% at June 30, 1998. The decrease in average interest-bearing liabilities was due primarily to a decrease in the average balance of deposits of $151.0 million.

     PROVISION FOR LOAN LOSSES. The provision for loan losses is determined by management as an amount sufficient to maintain the allowance for loan losses at a level considered adequate to absorb future losses inherent in the loan portfolio in accordance with generally accepted accounting principles. The provision for loan losses increased $392,000 for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997. The allowance for losses as a percentage of net loans receivable increased from 1.2% at June 30, 1997 to 1.3% at June 30, 1998.

                The Company establishes an allowance for loan losses based upon a systematic analysis of risk factors in the loan portfolio as well as a specific analysis of certain impaired loans. This analysis includes an evaluation of the Company's loan portfolio, past loan loss experience, current economic conditions, loan volume and growth, composition of the loan portfolio and other relevant factors. Management's analysis results in the establishment of allowance amounts by loan type based on allocations by asset classification. The allowance for loan losses as a percentage of net non-performing loans was 8.4% at June 30, 1998 as compared to 6.5% at June 30, 1997. Net non-performing loans decreased $51.3 million from $174.8 million at June 30, 1997 to $123.5 million at June 30, 1998.

     Although management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted with absolute certainty in advance. In addition, bank regulatory agencies, as an integral part of the examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance level based upon their judgment of the information available to them at the time of their examination.

     NON-INTEREST INCOME. Total non-interest income increased $10.7 million, or 177.0% to $16.7 million at June 30, 1998 from $6.0 million at June 30, 1997. This increase was due primarily to an increase in the income attributable to the gain on real estate transactions of $8.4 million, and an increase in the income from other real estate operations, net of $2.7 million.

     NON-INTEREST EXPENSE. Non-interest expense decreased $339,000, or 3.3% from $10.2 million for the six months ended June 30, 1997 to $9.9 million for the six months ended June 30, 1998. The decrease was primarily due to a decrease of $291,000 in salaries and employees benefits.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

     NET INCOME. For the three months ended June 30, 1998, net income of $31.0 million represented an increase of $13.3 million, or 75.2% from the three months ended June 30, 1997. As discussed in more detail below, the increase was primarily due to an increase in net interest income after provision for loan losses of $5.0 million, and an increase in noninterest income of $8.7 million.

     INTEREST INCOME. Interest income increased $2.4 million, or 6.22%, from $37.5 million at June 30, 1997 to $39.9 million at June 30, 1998. Of the total increase in interest income, $2.7 million was due to an increase in purchased discount accretion and $153,000 was due to an increase in interest income on loans, including fees, partially offset by a decrease in interest income on investment securities of $476,000. The average balance of interest-earning assets decreased $203.5 million during this period, as compared to the same period a year ago, primarily due to a decrease in average net loans receivable of $155.3 million, a decrease in average holdings of mortgage-backed securities of $14.0 million, a decrease in the average balance of interest earning deposits of $20.1 million, and a decrease in the average balance of FHLB stock of $3.5 million. Net interest spread increased from 6.85% for the three months ended June 30, 1997 to 10.45% for the same period ending June 30, 1998 primarily due to an increase in yield on average interest-earning assets from 12.81% to 16.46% for the three month periods ending June 30, 1997 and June 30, 1998, respectively due primarily to an increase in the amount of purchased discount accretion taken.

     INTEREST EXPENSE. Interest expense decreased $2.6 million, or 15.5%, from $16.9 million at June 30, 1997 to $14.3 million at June 30, 1998. The decrease resulted from the average balance of interest-bearing liabilities decreasing $183.9 million to $952.3 million at June 30, 1998. The average rate paid on interest bearing liabilities increased slightly from 5.96% at June 30, 1997 to 6.01% at June 30, 1998. The decrease in average interest-bearing liabilities was due to a decrease in the average balance of deposits of $206.8 million, and a decrease in average other borrowings of $3.6 million, partially offset by an increase in the average balance of FHLB advances of $26.3 million.

     PROVISION FOR LOAN LOSSES. The provision for loan losses is determined by management as an amount sufficient to maintain the allowance for loan losses at a level considered adequate to absorb future losses inherent in the loan portfolio in accordance with generally accepted accounting principles. The provision for loan losses decreased $48,000, or 18.4%, for the three months ended June 30, 1998, as compared to the three months ended June 30, 1997.

     NON-INTEREST INCOME. Total non-interest income increased $8.7 million, or 256.6% to $12.1 million at June 30, 1998 from $3.4 million at June 30, 1997. This increase was due primarily to an increase in the income attributable to the gain on real estate transactions of $6.7 million, an increase in the income from other real estate operations of $1.8 million, and an increase in other operating income of $218,000.

     NON-INTEREST EXPENSE. Non-interest expense decreased $447,000, or 7.9% from $5.6 million for the three months ended June 30, 1997 to $5.2 million for the three months ended June 30, 1998. The decrease was due primarily to a decrease of $409,000 in other operating expenses, and a decrease of $46,000 in occupancy and equipment, partially offset by an increase in salaries and employee benefits of $20,000.

FEDERAL AND STATE TAXATION

     FEDERAL TAXATION. Beal Financial filed with the Internal Revenue Service on March 13, 1997, to elect Subchapter-S status for federal income tax purposes effective January 1, 1997. This election covered all subsidiaries of Beal Financial, including the Bank, except for Beal Affordable Housing, Inc. ("BAH") and BRE-N, Inc.("BRE-N"), (the "Subchapter-S subsidiaries"). BAH and BRE-N elected to remain Subchapter-C Corporations for federal tax purposes and will continue to pay federal income taxes. Concurrent with the change to Subchapter-S status, Beal Financial and all subsidiaries changed their tax and fiscal year-ends to December 31 from their previous June 30 year-ends.

     Beal Financial and the Subchapter-S subsidiaries generally will not pay any federal taxes on net income. The only exception will involve possible Subchapter-C tax liabilities on net built-in gains as of January 1, 1997, which may be recognized during the 10 year period ending December 31, 2006. Recognition of built-in gains/losses are also subject to certain limitations. Approximately $1.6 million of the tax expense for the six months ended June 30, 1998, related to tax on recognized built-in gains. It is not anticipated that the tax expense, related to recognized built-in gains would be material in any given quarter.

     The future tax liability for the taxable earnings of Beal Financial and the Subchapter-S subsidiaries will be the responsibility of the shareholders of Beal Financial. The Board of Directors of Beal Financial, on May 26,1998, declared a dividend payable to the shareholders of $36.7 million. The dividend was paid to the shareholders on April 7, 1998. A subsequent dividend of $11.1 million was declared and paid to the shareholders on July 8, 1998. It is anticipated that future dividends to shareholders will be declared in an amount equal to 50% of the Company's net income.

     TEXAS STATE INCOME TAXATION. Beal Financial and each subsidiary currently file Texas franchise tax returns. Texas imposes a franchise tax on the taxable income of savings institutions and other corporations. The franchise tax equals the greater of $2.50 per $1,000 of taxable capital apportioned to Texas, or $45.00 per $1,000 of net taxable earned surplus apportioned to Texas. Taxable earned surplus is the federal corporate taxable income of each company within the corporate group determined on a separate company basis with certain modifications. Approximately $1.3 million of the tax expense for the six months ended June 30, 1998, related to franchise tax, primarily Texas franchise tax.

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

     Historically, the primary investing activity of the Company has been the purchase of discounted loans from various U.S. government agencies through the sealed bid process or auctions and from other private sector sellers. During the three and six month periods ended June 30, 1998, the Company purchased none and $1.2 million of net loans, respectively as compared to purchases of $9.4 million and $20.2 million for the same periods ended last year. Loan origination's for the three and six months ended June 30, 1998 totaled $7.8 million and $17.5 million, respectively as compared to origination's of $22.0 million and $27.9 million for the same periods ended last year.

     The Company's primary financing activity has historically been the attraction of deposits. During the six months ended June 30, 1998, The Company experienced a planned net decrease in deposits of $157.3 million, primarily due to decreases in retail deposits and brokered deposits of $30.0 million and $125.6 million, respectively. The decrease in deposits for the six months ended June 30, 1998 was primarily funded with cash flow provided from normal operations. The Company had Senior Notes, net, of $57.2 million and other borrowings of $7.2 million at June 30, 1998.

     The Company has the ability to borrow additional funds from the FHLB by pledging assets as collateral, subject to certain restrictions. At June 30, 1998, the Company had an undrawn advance arrangement with the FHLB for $81.6 million.

     The Bank is required to maintain minimum levels of liquid assets as defined by the Texas Savings and Loan Department ("Texas Department"). Unless approved in advance by the Texas Department, a Texas savings bank is required to maintain a minimum of 10% of the previous quarters average deposits in liquid assets. At June 30, 1998, the Bank's liquidity ratio was 16.9%.

     The Company's most liquid asset is cash and cash equivalents. The level of cash equivalents is dependent on the Company's operating, financing, and investing activities during any given period. At June 30, 1998, the Company had cash and cash equivalents of $84.9 million.

     The Company anticipates that it will have sufficient funds available to meet its current foreseeable commitments. At June 30, 1998, the Company had commitments to originate loans of $8.8 million and $203,700 of outstanding commitments to purchase loans. Certificates of deposits which are scheduled to mature in one year or less at June 30, 1998 totaled $637.7 million. Due to the Company's high interest rate spread, management has typically relied upon interest rate sensitive short-term deposits to fund its loan purchases. The Company believes the potential interest rate risk is acceptable in view of the Company's belief that it can maintain an acceptable net interest spread.

     At June 30, 1998, the Bank exceeded each of its three capital requirements. It is expected that the Bank's Board of Directors, at its next scheduled meeting, will declare a dividend, equal to at least the second quarter earnings of the Bank, which were $33.1 million. After payment of the dividend the Bank will still be considered well capitalized for regulatory purposes.
The following is a summary of the Bank's regulatory capital position at June
30, 1998.

                                          At June 30, 1998
                                --------------------------------------
                                    Required              Actual
                                 ----------------    -----------------
                                 Amount   Percent    Amount    Percent
                                 ------   -------    ------    -------
                                         (Dollars in Thousands)
Leverage capital .............. $56,240     5.00%   $180,087    16.01%
Tier 1 capital ................  54,121     6.00     180,087    19.96
Total risk-based capital ......  90,202    10.00     190,501    21.12


On October 13, 1997, the Department notified the Bank's Board of Directors that the Department was rescinding the requirement that the Bank maintain minimum capital requirements of 9% for Tier I capital and 11% for risked-based capital, based on a business plan submitted to the Department by the Bank and the Department's evaluation of the Bank's latest examination as of June 30, 1997. The business plan generally anticipates a decline in total assets, absent the Company being the successful bidder for additional bulk asset purchases; a continued improvement in the Company's level of classified assets; the discontinuation of the Company's foreign lending program; and the Bank maintaining a Tier I capital ratio of at least 10%. The Department must be provided with 30 days prior written notice of any actions planned or anticipated that might reasonably be expected to result in a material deviation from the business plan. For purposes of such advance notification, material deviation would include, but not necessarily be limited to, material deviations in capital levels, total asset growth or bulk asset purchases in any quarter, or any resumption of foreign lending.

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

RATIOS OF EARNING TO FIXED CHARGES

     The Company's consolidated ratios of earnings to fixed charges for the three months ended June 30, 1998 are set forth below. Earnings used in computing the ratios shown consist of earnings from continuing operations before taxes and interest expense. Fixed charges, excluding interest on deposits, represent interest expense on borrowings. Fixed charges, including interest on deposits, represent all of the foregoing items plus interest on deposits. Interest expense (other than on deposits) includes interest on FHLB borrowings, the Senior Notes and other borrowed funds.

          UPDATE                                   For the Three Months Ended
                                                         June 30, 1998
                                                   --------------------------
          Excluding interest on deposits . . . . .           12.0:1
          Including interest on deposits . . . . .            2.0:1

                           PART II. OTHER INFORMATION

     Item 1. Legal Proceedings
             -----------------

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


     Item 2. Changes in Securities
             ---------------------

          None.

     Items 3. Defaults upon Senior Securities
              -------------------------------

          None.

     Item 4. Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------

          None.

     Item 5. Other information
             -----------------

          None.

     Item 6. Exhibits and Reports on Form 8-K
             --------------------------------

          (a)  Exhibit 27--Financial Data Schedule

          Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               BEAL FINANCIAL CORPORATION
                                               Registrant



     Date: August 13, 1998                 /s/ D. Andrew Beal
                                           ----------------------------------
                                               D. Andrew Beal, Chairman



     Date: August 13, 1998                 /s/ James W. Lewis, Jr.
                                           ----------------------------------
                                               James W. Lewis, Jr.
                                               Chief Accounting Officer