Form 10-Q
period 1998-09-30
BEAL FINANCIAL CORP
filed 1998-11-19
CIK 946482

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of September 30, 1998, there were 300,000 shares of the Registrant's common stock issued and outstanding.

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

PART II.  OTHER INFORMATION

               SIGNATURES

BEAL FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands,except share data)

                                                          September 30,        December 31,
                                                             1998                 1997
                                                          (Unaudited)
                                                          ------------         ------------
ASSETS

     Cash                                                  $    1,761           $      630
     Interest bearing deposits                                114,117              150,219
                                                           ----------           ----------
       CASH AND CASH EQUIVALENTS                              115,878              150,849
     Accrued interest receivable                               10,752               13,071
     Securities available for sale                             98,069              111,376

     Net loans receivable                                     710,732              899,745
         Less allowance for losses                            (10,000)             (11,912)
                                                           ----------           ----------
                                                              700,732              887,833

     Federal Home Loan Bank stock                               6,362               10,203
     Real estate held for investment or sale                  109,616              176,682
     Premises and equipment, net                                5,662                6,351
     Other assets                                              11,094                9,389
                                                           ----------           ----------
                                                           $1,058,165           $1,365,754
                                                           ----------           ----------
                                                           ----------           ----------
LIABILITIES
     Deposit accounts                                      $  786,534           $1,001,476
     Federal Home Loan Bank advances                                0              110,000
     Senior notes, net                                         57,268               57,188
     Other borrowings                                           7,135                7,599
     Other liabilities                                         10,199               28,673
                                                           ----------           ----------
       TOTAL LIABILITIES                                      861,136            1,204,936

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Common stock, par value $1 per share
          authorized                375,000
          issued and outstanding    300,000                       300                  300
     Paid-In capital                                            2,740                2,740
     Unrealized gain (loss) on available for sale
       securities                                               4,790                3,722
     Retained earnings                                        189,199              154,056
                                                           ----------           ----------
       TOTAL STOCKHOLDERS' EQUITY                             197,029              160,818
                                                           ----------           ----------
                                                           $1,058,165            1,365,754
                                                           ----------           ----------
                                                           ----------           ----------

                 See notes to consolidated financial statements

BEAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
     (Unaudited)
   (In thousands)

                                                           Three Months Ended                 Nine Months Ended
                                                              September 30,                     September 30,
                                                          1998           1997               1998             1997
                                                       ---------       --------          ---------       ---------
Interest Income:
     Loans, including fees                             $22,016          $23,411          $ 71,094          $ 83,584
     Purchased discount accretion                       10,035            8,327            34,544            34,829
     Investment securities                               2,894            2,524             8,002             8,327
                                                       ------------------------          --------------------------
          TOTAL INTEREST INCOME                         34,945           34,262           113,640           126,740

Interest expense:
     Deposits                                           10,836           13,788            35,691            43,197
     Federal Home Loan Bank
          advances and other borrowings                    148              541             1,081             1,635
     Senior notes                                        2,022            1,999             6,049             5,981
                                                       ------------------------          --------------------------
          TOTAL INTEREST EXPENSE                        13,006           16,328            42,821            50,813
                                                       ------------------------          --------------------------
           NET INTEREST INCOME                          21,939           17,934            70,819            75,927

Provision for loan losses                                  176            1,764             1,240             2,436
                                                       ------------------------          --------------------------
           NET INTEREST INCOME AFTER
             PROVISION FOR LOAN LOSSES                  21,763           16,170            69,579            73,491

Other income
     Gain on sale of loans                                   0                6                10               544
     Gain on real estate transactions                   22,017            5,648            34,169             9,396
     Other real estate operations, net                     994              553             5,224             2,121
     Other operating income                                154              223               515               417
                                                       ------------------------          --------------------------
          TOTAL NONINTEREST INCOME                      23,165            6,430            39,918            12,478

Other expense
     Salaries and employee benefits                      2,625            2,701             6,200             6,567
     Occupancy and equipment                               512              566             1,690             1,790
     SAIF deposit insurance premium                        150              176               467               513
     Other operating expenses                            1,761            3,047             6,579             7,847
                                                       ------------------------          --------------------------
          TOTAL NONINTEREST EXPENSES                     5,048            6,490            14,936            16,717
                                                       ------------------------          --------------------------
          INCOME BEFORE INCOME TAXES                    39,880           16,110            94,561            69,252

     Income Taxes                                          954              999             3,819             3,164
                                                       ------------------------          --------------------------
            NET INCOME                                 $38,926          $15,111          $ 90,742          $ 66,088
                                                       ------------------------          --------------------------
                                                       ------------------------          --------------------------
     Income per common share                           $129.75          $ 50.37          $ 302.47          $ 220.29

     Weighted average number of common shares
           outstanding                                     300              300               300               300


                 See notes to consolidated financial statements

                           BEAL FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED
                                 (In thousands)

                                                                             Nine Months Months
                                                                             ended September 30
                                                                         --------------------------
                                                                             1998          1997
                                                                         -----------   -----------
OPERATING ACTIVITIES
  Net income                                                             $     90,742  $    66,088
  Adjustments to reconcile net income to net cash
   provided by operating activities
     Depreciation and amortization                                             1,531         1,809
     Accretion of purchased discount                                         (34,544)      (34,829)
     Provision for loan losses                                                 1,240         2,436
     Amortization of bond premium and underwriting costs                         551           482
     Gains on real estate transactions                                       (34,169)       (9,396)
     Gain on sales of loans                                                        -          (544)
     Loss on sale of premises and equipment                                      189             7

  Changes in operating assets and liabilities
     Accrued interest receivable                                               1,506        (1,829)
     Prepaid expenses and other assets                                        (1,072)          (86)
     Accrued interest payable-bonds                                           (1,833)       (1,833)
     Other liabilities and accrued expenses                                   (6,730)       (1,031)
                                                                         -----------   -----------
               Net cash provided by
                 operating activities                                         17,411        21,274

INVESTING ACTIVITIES
  Proceeds from sales of loans                                                     -            20
  Proceeds from paydowns of securities available for sale                     14,657        10,718
  Proceeds from loan collections, less loan originations and advances        230,977       164,325
  Proceeds from sale of FHLB stock                                             4,181             -
  Proceeds from sales of real estate and partnership/JV interests             98,079        29,798
  Proceeds from sales of premises and equipment                                   79             5
  Purchases of loans and bid deposits on loan purchases                       (3,144)      (37,100)
  Purchases of Federal Home Loan Bank stock                                     (340)         (433)
  Purchases of real estate held for invest. or sale and
    partnership/JV interests                                                  (3,020)      (14,711)
  Purchases of premises and equipment                                           (245)         (396)
                                                                         -----------   -----------
               Net cash provided by
                    investing activities                                     341,224       152,226

FINANCING ACTIVITIES
  Net decrease in deposit accounts                                          (214,942)      (71,383)
  Proceeds from long-term debt                                                     -           162
  Repayments of long-term debt                                                  (464)       (5,462)
  Repayments of advances from the Federal Home Loan Bank                    (110,000)     (106,000)
  Cash dividends paid                                                        (68,200)      (23,926)
                                                                         -----------   -----------
               Net cash used in
                    financing activities                                    (393,606)     (206,609)
                                                                         -----------   -----------
               Net decrease  in cash and
                    cash equivalents                                         (34,971)      (33,109)
Cash and cash equivalents at beginning of period                             150,849        65,940
                                                                         -----------   -----------
Cash and cash equivalents at end of period                               $   115,878   $    32,831
                                                                         -----------   -----------
                                                                         -----------   -----------
Supplemental disclosure of cash flow information
     Cash paid during the period for
          Interest                                                       $    40,059   $    52,763
          Income taxes                                                        10,386         4,889

Supplemental disclosure of noncash investing and financing activities
     Real estate acquired in foreclosure or in settlement of loans       $     9,236   $    69,833

                 See Notes to Consolidated Financial Statements

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Rule 10-1 of Regulation S-X. The financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, and 1997 are unaudited and, in the opinion of management, include all adjustments necessary (which consist of only normal recurring adjustments) for a fair presentation of the financial position and results of operations for the interim periods. The results of operations for the nine month period are not necessarily indicative of the results to be expected for the full year.

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

As a result of the aforementioned application, beginning January 1, 1997, the Company and all of its subsidiaries electing S Corporation status no longer pay federal income taxes, except for federal taxes related to the recognition of built-in gains which existed at January 1, 1997. For the nine months ended September 30, 1998, the Company recorded federal tax expense of $2,175,600, related to the recognition of built-in gains. Except as discussed above, the liability for federal income taxes of the Company is the responsibility of its shareholders.

NOTE C--NEW ACCOUNTING PRONOUNCEMENT

In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires reporting of comprehensive income in the financial statements. The components of comprehensive income are as follows:

                                         Three months ended September 30,    Nine months ended September 30,
                                         --------------------------------    -------------------------------
                                               1998              1997             1998            1997
                                         --------------    --------------    --------------   --------------
                                                   (In thousands)                   (In thousands)
     Net income                              $38,926         $15,111            $90,742          $66,088
     Other comprehensive income net
       unrealized gains on investment
       securities - available for sale           892           1,641              1,068            2,373
                                             -------         -------            -------          -------
     Comprehensive income                    $39,818         $16,752            $91,810          $68,461
                                             -------         -------            -------          -------
                                             -------         -------            -------          -------

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

FINANCIAL CONDITION

     Beal Financial Corporation ("Beal Financial" and with it's subsidiaries, the "Company"), the parent company of Beal Bank, ssb, (the "Bank") had total assets of $1.1 billion at September 30, 1998 representing a decrease of $307.6 million or 22.5%, from $1.4 billion at December 31, 1997. The decrease resulted primarily from a decrease in net loans receivable of $189.0 million, a decrease in real estate held for investment or sale of $67.1 million, a decrease in cash and cash equivalents of $35.0 million, and a decrease in securities available for sale of $13.3 million. The decrease in net loans receivable was due primarily to normal principal repayments of loans, early loan payoffs and foreclosures of loans. The decrease in securities available for sale was the result of repayments in the ordinary course of business. The decrease in real estate held for investment or sale was primarily the result of $72.7 million in sales of other real estate, and a decrease in real estate and/or interests in real estate joint ventures of $3.0 million, partially offset by foreclosures of loans of $9.2 million. The decrease in cash and cash equivalents was the result of normal operations. (See also - Liquidity and Capital Resources)

     Subsequent to quarter end the Bank was the successful bidder on a $329.8 million, net, pool of primarily first lien, performing, single family residential loans. The average age of the portfolio is approximately 12 years with an average yield of 8.1%. These loans are located nationwide, however, California, Florida and Texas represent 11.5%, 15.4% and 12.8%, respectively, of the pool.

     Total liabilities decreased $343.8 million, or 28.5% from $1.2 billion at December 31, 1997 to $861.1 million at September 30, 1998, primarily due to a decline in deposits of $214.9 million and a decline in Federal Home Loan Bank, Dallas ("FHLB") advances of $110.0 million. The decrease in deposits for the nine months ended September 30, 1998 was primarily due to decreases in brokered deposits and retail deposits of $127.5 million and $87.4 million, respectively. The decrease in deposits and the repayment of the advances from the FHLB, was primarily funded with cash flow provided from normal operations. The loan pool that was purchased subsequent to September 30, 1998 was funded by cash on hand, $70.0 million in brokered deposits and $171.0 million in FHLB advances.

     Stockholders' equity increased $36.2 million from $160.8 million at December 31, 1997 to $197.0 million at September 30, 1998. The change was due to net income of $90.7 million, and an increase of $1.1 million related to unrealized gains on investment securities, partially offset by dividends declared and paid to shareholders of $55.6 million

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     NET INCOME. For the nine months ended September 30, 1998, net income of $90.7 million represented an increase of $24.7 million, or 37.3% from the nine months ended September 30, 1997. As discussed in more detail below, the increase was primarily due to an increase in noninterest income of $27.4 million which offset a decrease in net interest income after provision for loan losses of $3.9 million.

     INTEREST INCOME. Interest income decreased $13.1 million, or 10.3%, from $126.7 million at September 30, 1997 to $113.6 million at September 30, 1998. The majority of the total decrease in interest income was due to a decrease in interest income on loans including fees, of $12.5 million. The remaining decrease was as a result of a $285,000 decrease in purchased discount accretion and a $325,000 decrease in interest income on investment securities. The average balance of interest-earning assets decreased $170.8 million during this period, as compared to the same period a year ago, primarily due to a decrease in average net loans receivable of $170.0 million, a decrease in average holdings of mortgage-backed securities of $14.2 million and a decrease in the average balance of FHLB stock of $2.2 million, partially offset by an increase in the average balance of interest earning deposits of $15.7 million, Net interest spread, however, increased from 8.7% for the nine months ended September 30, 1997 to 9.4% for the same period ending September 30, 1998 primarily due to an increase in yield on average interest-earning assets from 14.7% to 15.5% for the nine month periods ending September 30, 1997 and 1998, respectively, due primarily to an increase in the amount of discount accretion taken in relation to the amount of loans outstanding. The Company anticipates that its average yield will decrease in future periods as a result of the bulk purchase of single family loans described above.

     INTEREST EXPENSE. Interest expense decreased $8.0 million, or 15.7%, from $50.8 million at September 30, 1997 to $42.8 million at September 30, 1998. The decrease resulted primarily from the average balance of interest-bearing liabilities decreasing $176.3 million to $946.4 million at September 30, 1998. The average rate paid on interest bearing liabilities remained the same at 6.0% at September 30, 1997 and 1998, respectively. The decrease in average interest-bearing liabilities was due primarily to a decrease in the average balance of deposits of $164.7 million, and a decrease in the average balance of FHLB advances of $23.0 million, partially offset by an increase in the average balance of borrowings of $11.3 million.

     PROVISION FOR LOAN LOSSES. The provision for loan losses is determined by management as an amount sufficient to maintain the allowance for loan losses at a level considered adequate to absorb future losses inherent in the loan portfolio in accordance with generally accepted accounting principles. The provision for loan losses decreased $1.2 million for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997. The allowance for losses as a percentage of net loans receivable increased slightly from 1.3% at September 30, 1997 to 1.4% at September 30, 1998.

     The Company establishes an allowance for loan losses based upon a systematic analysis of risk factors in the loan portfolio as well as a specific analysis of certain impaired loans. This analysis includes an evaluation of the Company's loan portfolio, past loan loss experience, current economic conditions, loan volume and growth, composition of the loan portfolio and other relevant factors. Management's analysis results in the establishment of allowance amounts by loan type based on allocations by asset classification. The allowance for loan losses as a percentage of net non-performing loans was 8.4% at September 30, 1998 as compared to 8.6% at September 30, 1997. Net non-performing loans decreased $19.0 million from $138.6 million at September 30, 1997 to $119.6 million at September 30, 1998.

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

     NON-INTEREST INCOME. Total non-interest income increased $27.4 million, or 219.9% to $39.9 million at September 30, 1998 from $12.5 million at September 30, 1997. This increase was due primarily to an increase in the income attributable to the gain on real estate transactions of $24.8 million, and an increase in the income from other real estate operations, net of $3.1 million.

     NON-INTEREST EXPENSE. Non-interest expense decreased $1.8 million, or 10.7% from $16.7 million for the nine months ended September 30, 1997 to $14.9 million for the nine months ended September 30, 1998. The decrease was primarily due to a decrease of other operating expenses of $1.3 million (of which 69.4% or $902,000 represented a decrease in attorney's fees relating primarily to the resolutions of non-performing assets), and a decrease of $367,000 in salaries and employees benefits.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     NET INCOME. For the three months ended September 30, 1998, net income of $38.9 million represented an increase of $23.8 million, or 157.6% from the three months ended September 30, 1997. As discussed in more detail below, the increase was primarily due to an increase in net interest income after provision for loan losses of $5.6 million, and an increase in noninterest income of $16.7 million.

     INTEREST INCOME. Interest income increased $683,000, or 2.0%, from $34.3 million at September 30, 1997 to $34.9 million at September 30, 1998. Of the total increase in interest income, $1.7 million was due to an increase in purchased discount accretion and $370,000 was due to an increase in interest income on investment securities partially offset by a decrease in interest income on loans, including fees, of $1.4 million. The average balance of interest-earning assets decreased $157.7 million during this period, as compared to the same period a year ago, primarily due to a decrease in average net loans receivable of $189.3 million, a decrease in average holdings of mortgage-backed securities of $16.9 million and a decrease in the average balance of FHLB stock of $3.6 million, partially offset by an increase in the average balance of interest earning deposits of $52.1 million. Net interest spread increased from 6.6% for the three months ended September 30, 1997 to 9.1% for the same period ending September 30, 1998 primarily due to an increase in yield on average interest-earning assets from 12.7% to 15.1% for the three month periods ending September 30, 1997 and September 30, 1998, respectively due primarily to an increase in the amount of purchased discount accretion taken.

     INTEREST EXPENSE. Interest expense decreased $3.3 million, or 20.4%, from $16.3 million at September 30, 1997 to $13.0 million at September 30, 1998. The decrease resulted from the average balance of interest-bearing liabilities decreasing $217.1 million to $854.3 million at September 30, 1998. The average rate paid on interest bearing liabilities remained the same at 6.1% at September 30, 1997 and 1998, respectively. The decrease in average interest-bearing liabilities was due primarily to a decrease in the average balance of deposits of $190.8 million, a decrease in average other borrowings of $2.1 million, and a decrease in the average balance of FHLB advances of $24.2 million.

     PROVISION FOR LOAN LOSSES. The provision for loan losses is determined by management as an amount sufficient to maintain the allowance for loan losses at a level considered adequate to absorb future losses inherent in the loan portfolio in accordance with generally accepted accounting principles. The provision for loan losses decreased $1.6 million, or 90.0%, for the three months ended September 30, 1998, as compared to the three months ended September 30, 1997.

     NON-INTEREST INCOME. Total non-interest income increased $16.7 million, or 260.3% to $23.2 million at September 30, 1998 from $6.4 million at September 30, 1997. This increase was due primarily to an increase in the income attributable to the gain on real estate transactions of $16.4 million

     NON-INTEREST EXPENSE. Non-interest expense decreased $1.4 million, or 22.2% from $6.5 million for the three months ended September 30, 1997 to $5.0 million for the three months ended September 30, 1998. The decrease was due primarily to a decrease of $1.3 million in other operating expenses, $830,900 of which related to a decrease in legal fees relating primarily to the resolutions of nonperforming assets.

FEDERAL AND STATE TAXATION

     FEDERAL TAXATION. Beal Financial filed with the Internal Revenue Service on March 13, 1997, to elect Subchapter-S status for federal income tax purposes effective January 1, 1997. This election covered all subsidiaries of Beal Financial, including the Bank, except for Beal Affordable Housing, Inc. ("BAH") and BRE-N, Inc.("BRE-N"), (the "Subchapter-S subsidiaries"). BAH and BRE-N elected to remain Subchapter-C Corporations for federal tax purposes and will continue to be responsible to pay federal corporate income taxes. Concurrent with the change to Subchapter-S status, Beal Financial and all subsidiaries changed their tax and fiscal year-ends to December 31 from their previous September 30 year-ends.

     Beal Financial and the Subchapter-S subsidiaries generally will not pay any federal taxes on net income. The only exception to the non-payment of federal taxes will involve possible Subchapter-C tax liabilities on net built-in gains for Beal financial as of January 1, 1997, which may have to be recognized during the 10 year period ending December 31, 2006. Recognition of built-in gains/losses are also subject to certain limitations. Approximately $1.4 million of the tax expense for the nine months ended September 30, 1998, related to tax on recognized built-in gains. It is not anticipated that the tax expense, related to recognized built-in gains would be material in any given quarter. Approximately $800,000 of the tax expense for the nine months ended September 30, 1998, related to C Corporation tax for BAH and BRE-N.

     The future tax liability for the taxable earnings of Beal Financial and the Subchapter-S subsidiaries will be the responsibility of the shareholders of Beal Financial. It is anticipated that future dividends to shareholders will be declared in an amount equal to at least their tax liability related to the earnings of Beal Financial.

     TEXAS STATE INCOME TAXATION. Beal Financial and each subsidiary currently file Texas franchise tax returns. Texas imposes a franchise tax on the taxable income of savings institutions and other corporations. The franchise tax equals the greater of $2.50 per $1,000 of taxable capital apportioned to Texas, or $45.00 per $1,000 of net taxable earned surplus apportioned to Texas. Taxable earned surplus is the federal corporate taxable income of each company within the corporate group determined on a separate company basis with certain modifications. Approximately $1.6 million of the tax expense for the nine months ended September 30, 1998, related to franchise tax, primarily Texas franchise tax.

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

     Historically, the primary investing activity of the Company has been the purchase of discounted loans from various U.S. government agencies through the sealed bid process or auctions and from other private sector sellers. During the three and nine month periods ended September 30, 1998, the Company purchased $2.0 million and $3.2 million of net loans, respectively as compared to purchases of $15.0 million and $35.2 million for the same periods ended last year. Loan origination's for the three and nine months ended September 30, 1998 totaled $17.5 million and $24.9 million, respectively as compared to origination's of $29.1 million and $57.0 million for the same periods ended last year.

     The Company's primary financing activity has historically been the attraction of deposits. During the nine months ended September 30, 1998, the Company experienced a planned net decrease in deposits of $214.9 million, primarily comprised of a decrease in retail deposits of a $127.5 million and a decrease of $87.4 million in brokered deposits. The decrease in deposits for the nine months ended September 30, 1998 was primarily funded by the decrease in cash and cash equivalents and cash received from principal repayments of loans, early loan payoffs and the proceeds from the sale of real estate held for investment or sale. The Company had senior notes, net, of $57.3 million and other borrowings of $7.1 million at September 30, 1998.

     The Company has the ability to borrow additional funds from the FHLB by pledging assets as collateral, subject to certain restrictions. At September 30, 1998, the Company had an undrawn advance arrangement with the FHLB for $100.2 million, which was subsequently used, along with additional advances to fund the bulk loan purchase described above. As of the date of this filing the Company had an undrawn advance arrangement with the FHLB for $31.5 million.

     The Bank is required to maintain minimum levels of liquid assets as defined by the Texas Savings and Loan Department ("Texas Department"). Unless approved in advance by the Texas Department, a Texas savings bank is required to maintain a minimum of 10% of the previous quarters average deposits in liquid assets. At September 30, 1998, the Bank's liquidity ratio was 21.73%, however as a result of the bulk loan purchase the Banks liquidity ratio, as of the date of this filing was 16.0%.

     The Company's most liquid asset is cash and cash equivalents. The level of cash equivalents is dependent on the Company's operating, financing, and investing activities during any given period. At September 30, 1998, the Company had cash and cash equivalents of $115.9 million.

     The Company anticipates that it will have sufficient funds available to meet its current foreseeable commitments. At September 30, 1998, the Company had commitments to originate loans of $8.1 million and no outstanding commitments to purchase loans. Certificates of deposits which are scheduled to mature in one year or less at September 30, 1998 totaled $587.6 million (excluding $70 million in brokered deposits received subsequent to September 30, 1998, used to fund the bulk loan purchase described above). Due to the Company's high interest rate spread, management has typically relied upon interest rate sensitive short-term deposits to fund its loan purchases. The Company believes the potential interest rate risk is acceptable in view of the Company's belief that it can maintain an acceptable net interest spread.

     At September 30, 1998, the Bank exceeded each of its three capital requirements and is considered well capitalized for regulatory purposes. The following is a summary of the Bank's regulatory capital position at September 30, 1998.

                                            At September 30, 1998
                              -----------------------------------------------
                                     Required                  Actual
                               --------------------     ---------------------
                               Amount       Percent     Amount        Percent
                               ------       -------     ------        -------
                                           (Dollars in Thousands)
Leverage capital ............ $ 56,339       5.00%     $138,202        12.27%
Tier 1 capital ..............   48,511       6.00       138,202        17.09
Total risk-based capital ....   80,852      10.00       148,202        18.33


On October 13, 1997, the Department notified the Bank's Board of Directors that the Department was rescinding the requirement that the Bank maintain minimum capital requirements of 9% for Tier I capital and 11% for risked-based capital, based on a business plan submitted to the Department by the Bank and the Department's evaluation of the Bank's latest examination as of September 30, 1997. The business plan generally anticipates a decline in total assets, absent the Company being the successful bidder for additional bulk asset purchases; a continued improvement in the Company's level of classified assets; the discontinuation of the Company's foreign lending program; and the Bank maintaining a Tier I capital ratio of at least 10%. The Department must be provided with 30 days prior written notice of any actions planned or anticipated that might reasonably be expected to result in a material deviation from the business plan. For purposes of such advance notification, material deviation would include, but not necessarily be limited to, material deviations in capital levels, total asset growth or bulk asset purchases in any quarter, or any resumption of foreign lending. On October 16, 1998, the Bank requested and received approval to deviate from the approved business plan in order to purchase the $329.8 million, net, of primarily first lien single family residential loans. After the purchase the Bank continued to exceed each of its three capital requirements and remains well capitalized for regulatory purposes. In addition, the Bank is in the process of revising its' business plan. It is expected that the revised plan will reflect continued growth due to additional loan purchases.

YEAR 2000

     The Year 200 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the computer programs used by the Company that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations. Management anticipates that the enhancements necessary to prepare its systems for the year 2000 will be completed in a timely manner.

     During 1998, the company formulated its plan to address the Year 2000 potential issue. During this time the Company has taken the following steps:

-    Established a Year 2000 Project Team;

-    Inventoried Company applications and system software;

-    Built an internal tracking database for application and vendor software;

-    Developed a time line for completion of Year 2000 project milestones;

- Reviewed major customers to assess the Year 2000 impact and their effect on credit quality;

-    Developed a brochure to educate customers on the Year 2000 issue;

-    Tested various application for year 2000 compliance;

- Submitted to an examination by the FDIC to assess the adequacy of the Company's plan for addressing the Year 2000 issue. The results of this examination are confidential as a matter of law.

     The Company's Year 2000 project team ensures that all Company systems are identified, analyzed for Year 2000 compliance, and corrected, if necessary by September 30, 1999. The Year 2000 project team members represent all functional areas of the company. The Company's Board of Directors oversees the year 2000 plan and provides guidance and resources to, and receives monthly updates from the Year 2000 coordinator.

     The Company is expensing the cost of all required system changes and such costs are funded through operating cash flows. The total estimated cost of the Year 2000 conversion project is approximately $150,000. The Company does not expect significant increases in future data processing costs relating to Year 2000 compliance.

     Like most financial service providers, the Company and it operations may be significantly affected by the Year 2000 issue due to dependence on technology and date-sensitive data. Computer software, hardware and other equipment, both within and outside the Company's direct control, and third parties with whom the Company electronically or operationally interfaces (including, without limitation, its customers and third party vendors) are likely to be affected. If computer systems are not modified to identify the year 2000, computer applications could fail or create erroneous results. Many calculations reliant on date field information, such as interest, payment or due dates and other operating functions, could generate erroneous results, and the Company could experience an inability to process transactions, prepare statements or engage in similar normal business activities. A failure to adequately address the Year 2000 issue could adversely affect the viability of the company's suppliers and creditors, and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Year 2000 issue could result in a significant adverse impact on the Company's operations and in turn, its financial condition and results of operations.

     The Company has developed or is developing contingency plans for each of its mission critical systems. These contingency plans include selecting a new vendor or service provider of system conversions. In the event a current vendor's system fails during Year 2000 compliance testing and it is determined that the system failure cannot be corrected, the Company will convert to an alternative Year 2000 compliant system.

     The Company's core banking system is used by a number of other financial institutions, however, this system has not been examined for Year 2000 readiness by the Federal Financial Institutions Examination Counsel.

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

RATIOS OF EARNING TO FIXED CHARGES

     The Company's consolidated ratios of earnings to fixed charges for the three months ended September 30, 1998 are set forth below. Earnings used in computing the ratios shown consist of earnings from continuing operations before taxes and interest expense. Fixed charges, excluding interest on deposits, represent interest expense on borrowings. Fixed charges, including interest on deposits, represent all of the foregoing items plus interest on deposits. Interest expense (other than on deposits) includes interest on FHLB borrowings, the Senior Notes and other borrowed funds.

                                                   For the Three Months Ended
                                                       September 30, 1998
                                                   --------------------------
      Excluding interest on deposits . . . . . . .           14.3:1
      Including interest on deposits . . . . . . .            2.4:1

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

                                   BEAL FINANCIAL CORPORATION
                                   Registrant



Date: November 19, 1998
                                   --------------------------------------
                                   D. Andrew Beal, Chairman



Date: November 19, 1998
                                   --------------------------------------
                                   James W. Lewis, Jr.
                                   Chief Accounting Officer