Form 10-K
period 1998-12-31
BEAL FINANCIAL CORP
filed 1999-04-12
CIK 946482

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         COMMISSION FILE NUMBER 33-93312


                           BEAL FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           TEXAS                                            75-2583551
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


SUITE 300, LB 66, 15770 NORTH DALLAS PARKWAY, DALLAS, TEXAS            75248
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code:        (972) 404-4000
                                                    ----------------------------

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE
                                      ----
           Securities Registered Pursuant to Section 12(g) of the Act:

                                      NONE
                                      ----
                                (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
requirements for the past 90 days. YES [X]   NO [ ].

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the voting stock held by non-affiliates of the registrant was $0, as all shares of the Registrant were held by affiliates of the Registrant at December 31, 1998.

      As of December 31, 1998, there were issued and outstanding 300,000 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

      None.

                               TABLE OF CONTENTS


ITEM 1.     BUSINESS.........................................................1
      General................................................................1
      Forward-Looking Statements.............................................2
      Lending Activities.....................................................2
            GENERAL..........................................................2
            CONTRACTUAL PRINCIPAL REPAYMENTS.................................6
            GEOGRAPHIC DISTRIBUTION OF REAL ESTATE SECURED LOANS.............7
      Loan Acquisition, Resolution, Origination and Sale Activities..........9
            GENERAL..........................................................9
            ORIGINATIONS, PURCHASES AND SALES OF MORTGAGE LOANS.............11
            ACQUISITION OF LOANS............................................13
            ONE- TO FOUR-FAMILY RESIDENTIAL MORTGAGE LENDING................14
            MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING.................14
            CONSTRUCTION, DEVELOPMENT AND LAND LENDING......................15
            CONSUMER LENDING................................................16
            COMMERCIAL BUSINESS LENDING.....................................17
            FOREIGN LENDING ACTIVITIES......................................17
      Loan Delinquencies and Non-Performing Assets..........................17
            OTHER LOANS OF CONCERN..........................................20
            CLASSIFIED ASSETS...............................................20
            ALLOWANCE FOR LOAN LOSSES.......................................20
      Investment Activities.................................................23
            GENERAL.........................................................23
      Sources of Funds......................................................24
            GENERAL.........................................................24
            DEPOSITS........................................................24
            BORROWINGS......................................................26
      Subsidiaries of the Company...........................................27
      Subsidiaries of the Bank..............................................28
            BEAL MORTGAGE, INC. ("BMI"), BEAL PROPERTIES, INC. ("BPI")
               AND BEAL/H.S., INC ("BHS")...................................28
            LOAN ACCEPTANCE CORP. ("LAC")...................................29
            BRE, INC. ("BRE")...............................................29
            BEAL AFFORDABLE HOUSING, INC. ("BAH")...........................29
            FOREIGN LENDING CORPORATION ("FLC").............................30
      Competition...........................................................30
      Employees.............................................................30
      Regulation............................................................31
            GENERAL.........................................................31
            TEXAS LAW AND SUPERVISION BY THE TEXAS DEPARTMENT...............31
            FEDERAL REGULATION OF STATE-CHARTERED SAVINGS BANKS.............32
            INSURANCE OF ACCOUNTS AND REGULATION BY THE FDIC................33
            REGULATORY CAPITAL REQUIREMENTS AND PROMPT CORRECTIVE
               REGULATORY ACTION............................................34
            LIMITATIONS ON DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS........36
            LIQUIDITY.......................................................36
            QUALIFIED THRIFT LENDER TEST....................................36
            COMMUNITY REINVESTMENT ACT......................................36
            TRANSACTIONS WITH AFFILIATES....................................37
            HOLDING COMPANY REGULATION......................................37
            FEDERAL SECURITIES LAW..........................................37
            FEDERAL RESERVE SYSTEM..........................................37
            FEDERAL HOME LOAN BANK SYSTEM...................................37
      Federal and State Taxation............................................38
            FEDERAL TAXATION................................................38
            TEXAS STATE INCOME TAXATION.....................................39
            DELAWARE TAXATION...............................................39

ITEM 2.     PROPERTIES......................................................39

ITEM 3.     LEGAL PROCEEDINGS...............................................39

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............40

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.............................................40

ITEM 6.     SELECTED FINANCIAL DATA.........................................41

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.......................................43
      General...............................................................43
      Financial Condition...................................................43
      Results of Operations.................................................44
            GENERAL.........................................................44
      Comparison of Operating Results for the Fiscal Years Ended
            December 31, 1998 and December 31, 1997.........................47
            NET INCOME......................................................47
            NET INTEREST INCOME.............................................47
            INTEREST INCOME.................................................47
            INTEREST EXPENSE................................................47
            PROVISION FOR LOAN LOSSES.......................................47
            NON-INTEREST INCOME.............................................47
            NON-INTEREST EXPENSE............................................47
            INCOME TAXES....................................................47
      Comparison of Operating Results for the Fiscal Year Ended
            December 31, 1997 and Twelve Months Ended December 31, 1996.....48
            NET INCOME......................................................48
            NET INTEREST INCOME.............................................48
            INTEREST INCOME.................................................48
            INTEREST EXPENSE................................................48
            PROVISION FOR LOAN LOSSES.......................................48
            NON-INTEREST INCOME.............................................48
            NON-INTEREST EXPENSE............................................49
            INCOME TAXES....................................................49
      Liquidity and Capital Resources.......................................49
      Impact of Inflation and Changing Prices...............................50
      Ratios of Earnings to Fixed Charges...................................50

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......51

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION..............54

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.............................86

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS................................86
      Directors of Beal Financial ..........................................86
      Executive Officers of the Company.....................................86
      Board of Directors of the Bank........................................87
      Executive Officers of the Bank........................................88
      Meetings and Committees of the Board of Directors of the
          Company and the Bank..............................................89
      Compensation Committee Interlocks and Insider Participation...........90
      Compensation of Directors.............................................90

ITEM 11.    EXECUTIVE COMPENSATION..........................................90
      Compensation of Executive Officers....................................90
      Executive Bonus Plan..................................................91
      Benefits..............................................................91

ITEM 12.    STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS....................92

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................92
      Certain Transactions..................................................92

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON
            FORM 8-K........................................................93

                                    PART I


ITEM 1.     BUSINESS

GENERAL

      Beal Financial Corporation ("Beal Financial" and with its subsidiaries the "Company"), a Texas corporation, was organized by the stockholders of Beal Bank, SSB (the "Bank") for the purpose of acquiring all of the outstanding capital stock of the Bank, which it indirectly owns through its wholly owned subsidiary, Beal Banc Holding Company, a Delaware corporation. Beal Financial is owned primarily by D. Andrew Beal, Chairman of the Board of Beal Financial. Beal Financial, through Beal Banc Holding Company, acquired ownership of the Bank in July 1995 and is subject to regulation by the Office of Thrift Supervision (the "OTS"). The most significant asset of Beal Financial is its indirect ownership of the capital stock of the Bank. At December 31, 1998, the business of the Company consisted primarily of the business of the Bank and its subsidiaries. All references to the Company, unless otherwise indicated, prior to July 1, 1995 refer to its subsidiaries, including the Bank and its subsidiaries on a consolidated basis. In calendar year 1996, the Company changed its fiscal year end from June 30 to December 31 in connection with its tax election to be treated as a Subchapter S corporation. See "Federal and State Taxation - Federal Taxation."

      The Bank, a privately held Texas-chartered savings bank headquartered in Dallas, Texas, was originally chartered in 1985 as a Texas-chartered savings and loan association. Effective December 1, 1994, the Bank converted to a Texas savings bank charter. This conversion was made primarily to eliminate the duplicative regulation and supervision of the Bank by the OTS and the Federal Deposit Insurance Corporation (the "FDIC"). Prior to December 1994, the name of the Bank was "Beal Banc, S.A." See "Regulation."

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

      The Company's primary business has historically consisted of purchasing pools of performing and, to a lesser extent, purchasing and resolving non-performing mortgage loans, in each case such loans are secured by single-family (one to four units) residences, multi-family residential real estate (over four units), commercial real estate and, to a much lesser extent, undeveloped land and business assets. These loans are generally purchased at discounts from the principal balances of the loans ("discounted loans") primarily from the U.S. Department of Housing and Urban Development ("HUD"), the FDIC and private sector sellers located nationwide. The Company had purchased a significant amount of discounted loans from the Resolution Trust Company (the "RTC") prior to December 31, 1995, the date of the RTC's termination. Although, the Company's current business strategy emphasizes the ongoing identification and purchase of discounted loans, primarily secured by real estate, which management believes are undervalued due to market, economic and competitive conditions, due to the termination of the RTC and increased competition for these assets, the supply of discounted loans meeting the Company's investment criteria has steadily decreased. As a result there has been a steady decline in discounted loan purchases and recent purchases, particularly loans secured by single-family residences, have been at approximately their aggregate principal balance at the time of purchase. See "- Loan Acquisition, Resolution, Origination and Sale Activities."

      The Company originates commercial real estate, construction, development and land loans within its primary market area and other areas within the state of Texas. The Company considers its primary market area for deposits and loan originations to consist of Collin, Dallas, Denton, Ellis, Kaufman, Rockwall, Fort Bend, Harris, Liberty, Montgomery and Waller counties, Texas. These counties consist of communities comprising the Dallas and Houston metropolitan statistical areas, respectively.

      In addition to its loan purchasing and lending activities, the Company is actively engaged in direct equity real estate investments, including the development of residential lots through the Bank's subsidiaries, Beal Mortgage, Inc. ("BMI"), Beal Properties Inc. ("BPI") and Beal/H.S. Inc. ("BHS") and through various single purpose subsidiaries. At December 31, 1998, the Company's real estate held for development totaled $53.8 million. BMI and BPI also held in the aggregate $10.1 million of income producing properties (primarily consisting of the buildings located adjacent to the Bank's corporate headquarters). See "- Subsidiaries of the Bank."

      In addition, the Company is engaged in the ownership of multi-family projects that qualify for low-income housing tax credits through the Bank's subsidiary, Beal Affordable Housing ("BAH"). BAH has invested a total of $24.9 million in three affordable housing apartment buildings at December 31, 1998. See "- Subsidiaries of the Bank" and "- Regulation - Federal Regulation of State-Chartered Savings Banks."

      The Bank funds its discounted loan purchases, loan originations and real estate investments primarily through the attraction of deposits from the general public, including brokered deposits, and, to a lesser extent, borrowings from the FHLB of Dallas and other sources. The Bank has branch offices located in Dallas and Houston, Texas. See "Sources of Funds - Deposits."

      At December 31, 1998, the Bank was a "well capitalized institution" as defined in FDIC regulations and had tier 1 capital to total assets ("leverage capital ratio"), tier 1 capital to risk-weighted assets ("tier 1 capital ratio") and total capital to risk-weighted assets ("total risk-based capital ratio") of 12.8%, 17.3% and 18.6%, respectively.

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

LENDING ACTIVITIES

      GENERAL. Commencing in 1990, the Company began purchasing pools of performing and, to a lesser extent, non-performing discounted loans. The discounted loans which have been acquired by the Company to date consist primarily of single-family and multi-family residential loans, commercial real estate loans, land, consumer and commercial business loans which have been acquired from the RTC, the FDIC and the HUD, primarily in auctions of pools of loans acquired by those agencies from failed financial institutions and to a much lesser extent, private sector sellers. Beginning in 1998, as a result of the Company being unable to identify and purchase discounted loans meeting the Company's investment objectives, the Company began purchasing a significant amount of predominately performing single-family residential mortgage loans at approximately their aggregate principal balance at the time of purchase.

      At December 31, 1998 the Company's gross loan portfolio totaled $1.3 billion. The Company's unaccreted purchase discounts and fees at December 31, 1998 totaled $193.5 million. The Company's gross loan portfolio at December 31, 1998 was comprised primarily of one- to four-family residential mortgage loans (38.9%), commercial real estate loans (18.7%) and multi-family residential real estate loans (21.5%). The balance of the gross loan portfolio included land loans (6.9%), construction and development loans (4.4%), consumer loans (6.8%) and commercial business loans (2.8%). At December 31, 1998 the Company's net loan portfolio totaled $1.0 billion. The Company's net loan portfolio at December 31, 1998 was comprised primarily of one- to four-family residential mortgage loans (43.7%), commercial real estate loans (18.1%) and multi-family residential real estate loans (17.6%). The balance of the net loan portfolio included land loans (6.7%), construction and development loans (4.4%), consumer loans (6.8%) and commercial business loans (2.7%).

      At December 31, 1998, approximately 16.7% of the Company's gross real estate mortgage loans (including one- to four-family junior lien loans classified as consumer loans) were secured by real estate properties located in Texas. The Company also has loans secured by real estate properties (including one- to four-family junior lien loans) located in California, Florida and Massachusetts, representing 19.1%, 12.6% and 5.3% of the Company's gross loan portfolio, respectively. At December 31, 1998, there were no other states where loans secured by real estate properties (including one- to four-family junior lien loans) exceeded 5%. The balance of the Company's real estate mortgage loans were secured by properties located in the northeast, the midwest, and throughout the rest of the United States. See "- Geographic Distribution of Real Estate Secured Loans."

      Texas law limits the maximum amount the Bank may lend to one borrower or group of related borrowers to the greater of $500,000, or 15% of unimpaired capital and surplus. At December 31, 1998, the Bank's loans to-one borrower limit was $24.8 million. At that date, the largest amount outstanding to any one borrower or group of affiliated borrowers consisted of six loans, aggregating $25.6 million, net, secured by a first lien on 727 acres located in Denton County, Texas, a pledge of a 49% partnership interest in a partnership which owns an additional 1,490 acres in Collin County, Texas and a $750,000 certificate of deposit. These loans were in compliance with the Bank's loan to one borrower limitation at the time of origination. See "Loan Delinquencies and Non-Performing Assets -- Other Loans of Concern." The Bank's next largest relationship totaled $19.7 million, net and consisted of seven letters of credit aggregating $17.6 million, net, which, if drawn against shall be secured by first liens on nine office buildings located in Houston, Texas and the balance of $2.1 million, secured by first liens on two small office buildings located in Houston, Texas. See "Multi-family and Commercial Real Estate Lending" and "Regulation - Texas Law and Supervision by the Texas Department".

      The Company has three other loans to any borrower or group of related borrowers in excess of $15.0 million, net (aggregating $47.5 million, net), three other lending relationships in excess of $10.0 million, net (aggregating $33.5 million), an additional two such lending relationships in excess of $7.5 million, net (aggregating $16.0 million), five additional lending relationships in excess of $5.0 million, net (aggregating $33.7 million) and an additional 43 such lending relationships in excess of $2.0 million, net (aggregating $130.0 million). At December 31, 1998, 14 of these lending relationships in excess of $2.0 million, net, aggregating $68.6 million were non-performing. See "- Loan Delinquencies and Non-Performing Assets."

      LOAN PORTFOLIO COMPOSITION. The following table sets forth information concerning the composition of the Company's loan portfolio, in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.


                                                     June 30,                                   December 31,
                                     ------------------------------------   -----------------------------------------------------
                                            1995               1996               1996              1997              1998
                                     -----------------   ----------------   ---------------- ----------------- ------------------
                                      Amount   Percent    Amount  Percent    Amount  Percent   Amount  Percent   Amount   Percent
                                     --------  -------   -------  -------   -------  ------- --------- ------- ---------  -------
                                                                        (Dollars in Thousands)
REAL ESTATE LOANS:
 One- to four-family ............... $237,585  35.70% $  273,780  22.47% $  276,591  19.37% $  213,584  18.60% $  490,717  38.93%
 Commercial ........................  109,080  16.39     321,385  26.38     388,460  27.20     337,825  29.42     236,252  18.74
 Multi-family ......................  124,985  18.78     341,696  28.05     466,697  32.68     321,423  27.99     270,337  21.45
 Construction or development .......   51,284   7.71      85,133   6.99      74,437   5.21      98,503   8.58      55,040   4.37
 Land ..............................   35,997   5.41     100,047   8.21      95,684   6.70      71,379   6.21      87,068   6.91
                                     -------- ------  ---------- ------  ---------- ------  ---------- ------  ---------- ------
     Total real estate loans .......  558,931  83.99   1,122,041  92.10   1,301,869  91.16   1,042,714  90.80%  1,139,414  90.40

OTHER LOANS:
 Consumer Loans:
  One- to four-family - junior liens   44,999   6.77      50,146   4.12      77,528   5.43      71,465   6.22      47,992   3.81
  Timeshares .......................   11,668   1.75       7,809    .64       6,446    .45       3,615    .31       2,432    .19
  Automobile........................       95    .01          59     --          19     --           1     --      31,878   2.53
  Other ............................    4,696    .71       8,314    .69       7,076    .50       5,002    .44       3,121    .25
                                     -------- ------  ---------- ------  ---------- ------  ---------- ------  ---------- ------
     Total consumer loans ..........   61,458   9.24      66,328   5.45      91,069   6.38      80,083   6.97      85,423   6.78
 Commercial business loans .........   45,060   6.77      29,886   2.45      35,131   2.46      25,554   2.23      35,537   2.82
                                     -------- ------  ---------- ------  ---------- ------  ---------- ------  ---------- ------
     Total loans ...................  665,449 100.00%  1,218,255 100.00%  1,428,069 100.00%  1,148,351 100.00%  1,260,374 100.00%
                                              ======             ======             ======             ======             ======
LESS:
 Loans in process .................    21,217            27,172              16,364            16,806               7,493
 Deferred fees and discounts ......   144,927           281,837             344,312           231,800             193,468
 Allowance for loan losses ........     6,137            11,832              13,189            11,912              13,867
 Loans held for sale ..............       866                --                  --                --                  --
                                     --------        ----------          ----------        ----------          ----------
      Total loans receivable, net..  $492,302        $  897,414          $1,054,204        $  887,833          $1,045,546
                                     ========        ==========          ==========        ==========          ==========

      The following table sets forth information concerning the composition of the Company's loan portfolio after deduction for loans in process, deferred fees and discounts, allowance for loan losses and loans held for sale at December 31, 1998.


                                                                      AT DECEMBER 31, 1998
                                        ----------------------------------------------------------------------
                                                                                                    Deferred
                                                                                                    Fees and
                                                                                                   Discounts
                                                                                                     as a
                                            Gross               Deferred   Allowance               Percentage
                                             Loan   Loans in    Fees and    for Loan                of Gross
                                            Amount   Process    Discounts    Losses       Net         Loans
                                         ---------- ---------  ----------- ---------- -----------  ----------
                                                                (Dollars In Thousands)
REAL ESTATE LOANS:
  One- to four-family - first liens...   $ 490,717   $    --    $  28,373   $  5,136   $  457,208     5.78%
  Commercial .........................     236,252        --       45,846      1,481      188,925    19.41
  Multi-family .......................     270,337        --       84,679      1,055      184,603    31.32
  Construction or development ........      55,040     7,493        1,086          9       46,452     1.97
  Land ...............................      87,068        --       16,430        820       69,818    18.87
                                        ----------   -------    ---------    -------    ---------
       Total real estate loans .......   1,139,414     7,493      176,414      8,501      947,006    15.48

OTHER LOANS:
Consumer Loans:
  One- to four-family - junior liens..      47,992       --        3,989       2,312       41,691     8.31
  Timeshares .........................       2,432       --          350         839        1,243    14.39
  Automobile..........................      31,878       --        5,188         773       25,917    16.27
  Other ..............................       3,121       --          584         720        1,817    18.71
                                        ----------   ------    ---------    --------    ---------
  Total consumer loans ...............      85,423       --       10,111       4,644       70,668    11.84
Commercial business loans ............      35,537       --        6,943         722       27,872    19.54
                                        ----------   ------    ---------    --------    ---------
      Total other loans ..............     120,960       --       17,054       5,366       98,540    14.10
                                        ----------   ------    ---------    --------   ----------
 Total loans .........................   1,260,374    7,493      193,468      13,867    1,045,546    15.35

Less:
   Loans in process ..................       7,493    7,493           --          --           --
   Deferred fees and discounts .......     193,468       --      193,468          --           --
   Allowance for losses ..............      13,867       --           --      13,867           --
                                        ----------   ------    ---------    --------   ----------
      Total loans receivable, net ....  $1,045,546   $   --    $      --    $     --   $1,045,546
                                        ==========   ======    =========    ========   ==========


      Contractual Principal Repayments. The following schedule illustrates the contractual maturity of the Company's loan portfolio at December 31, 1998. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.


                                                           Real Estate
                                  -----------------------------------------------------------
                                                                        Construction
                                  One- to Four-                              or                        Commercial
                                     Family    Multi-family  Commercial Development  Land    Consumer   Business     Total
                                  -----------  ------------  ---------- ----------- -------  --------  ---------  ----------
                                                                     (Dollars in Thousands)
        Due During
      Periods Ending
       December 31,
-------------------------------
1999 ..........................    $  6,592    $ 25,860    $ 38,923     $25,673    $ 9,832   $ 7,961   $19,472    $  134,313
2000 to 2003 ..................      24,395      53,367      82,027      20,788     56,174    35,881     5,687       278,319
2004 and following ............     431,357     106,431      69,456          --      4,632    31,470     3,435       646,781
                                   --------    --------    --------     -------    -------   -------   -------    ----------
    Total .....................    $462,344    $185,658    $190,406     $46,461    $70,639   $75,311   $28,594    $1,059,413

Less:
  Allowance for loan losses ...       5,136       1,055       1,481           9        820     4,644       722        13,867
                                   --------    --------    --------     -------    -------   -------   -------    ----------
  Total loans receivable, net..    $457,208    $184,603    $188,925     $46,452    $69,818   $70,668   $27,872    $1,045,546
                                   ========    ========    ========     =======    =======   =======   =======    ==========


      The total amount of gross loans due after December 31, 1999 which have predetermined interest rates is $376.7 million, while the total amount of gross loans due after such date which have floating or adjustable interest rates is $548.4 million.

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

      GEOGRAPHIC DISTRIBUTION OF REAL ESTATE SECURED LOANS. The Company's loans are secured by properties located throughout the United States. Some of these loans are located in states which are reported to be experiencing adverse economic conditions, including a general softening in real estate markets and the local economies, which may result in increased loan delinquencies and loan losses. The Company attempts to address this geographic risk by only purchasing loans that meet the Company's underwriting and investment standards. Management believes that purchasing loans secured by properties located across the country results in a diversified loan portfolio and overall lower risk. As of December 31, 1998 the Company's gross real estate collateralized loans (excluding junior liens secured by one- to four-family real estate totaling $48.0 million) were geographically distributed as follows:





                           Outstanding               Non-performing
Total Real Estate Secured   Balance At     Percent     Balance At
   Loans by Geographic     December 31,   of Total    December 31,   Percent of
      Location                 1998     Outstanding      1998       Non-performing
-------------------------  -----------  ----------- -------------- --------------
                                  (Dollars in Thousands)

California ............  $  217,198       19.06%      $ 28,995         16.27%
Texas .................     188,585       16.55          9,803          5.50
Florida ...............     146,829       12.89         42,097         23.62
Massachusetts .........      62,797        5.51         26,364         14.80
Virginia ..............      39,500        3.47            644           .36
Maryland ..............      35,048        3.08          5,388          3.02
New York ..............      34,508        3.03          3,682          2.07
All others ............     414,949       36.41         61,217         34.36
                         ----------      ------       --------        ------
  Total real estate
     loan portfolio....  $1,139,414      100.00%      $178,190        100.00%
                         ==========      ======       ========        ======


      At December 31, 1998, there were no other loan concentrations in any other state which exceeded three percent of the total real estate loan portfolio.

      The following tables set forth the geographic distribution of the Company's real estate loans by loan type at December 31, 1998.



                                    Outstanding               Non-performing
                                    Balance At    Percent       Balance At
One- to Four-family First Lien     December 31,   of Total     December 31,     Percent of
Loans by Geographic Location          1998       Outstanding      1998         Non-performing
------------------------------    -----------    -----------  --------------   --------------
                                                (Dollars in Thousands)

California ....................   $ 82,630         16.84%        $ 4,168          19.49%
Texas .........................     73,101         14.90           4,983          23.29
Florida .......................     68,309         13.92           2,031           9.49
Virginia ......................     33,208          6.77             504           2.35
Maryland ......................     24,205          4.93             971           4.54
Arizona .......................     17,219          3.51             432           2.02
New York ......................     16,539          3.37             755           3.53
Ohio ..........................     15,610          3.18             615           2.88
Oklahoma ......................     15,069          3.07             250           1.17
Massachusetts .................     14,927          3.04             655           3.06
All others ....................    129,900         26.47           6,027          28.18
                                  --------        ------         -------         ------
  Total One- to Four- Family
     Loans ....................   $490,717        100.00%        $21,391         100.00%
                                  ========        ======         =======         ======


                                 Outstanding               Non-performing
                                  Balance At    Percent      Balance At
  Commercial Real Estate         December 31,   of Total    December 31,    Percent of
Loans by Geographic Location         1998      Outstanding      1998      Non-performing
-------------------------------  -----------   -----------  ------------  --------------
                                                (Dollars in Thousands)

California ...................     $ 53,841      27.79%     $  8,051          30.32%
Texas ........................       40,036      16.95           993           3.74
Florida ......................       20,229       8.56         2,759          10.39
Illinois .....................       18,400       7.79            --             --
Massachusetts ................       16,829       7.12         3,400          12.81
Connecticut ..................        9,130       3.86         1,987           7.48
Oklahoma .....................        8,405       3.56             8            .03
All others ...................       69,382      29.37         9,354          35.23
                                   --------     ------      --------         ------
  Total Commercial Real
     Estate Loans ............     $236,252     100.00%     $ 26,552         100.00%
                                   ========     ======      ========         ======

                                  Outstanding                Non-performing
                                   Balance At    Percent       Balance At
       Multi-family               December 31,   of Total     December 31,    Percent of
Loans by Geographic Location         1998       Outstanding       1998       Non-performing
----------------------------      ------------  -----------  --------------  --------------
                                                  (Dollars in Thousands)

Florida ......................     $ 48,922        18.10%       $ 37,275         30.54%
California ...................       39,266        14.52          15,397         12.61
Massachusetts ................       29,013        10.73          23,199         19.01
Texas ........................       18,647         6.90           1,724          1.41
Colorado .....................       16,490         6.10           5,948          4.87
Missouri .....................       14,146         5.23           6,068          4.97
South Carolina ...............       13,290         4.92           9,602          7.87
Arkansas .....................       11,836         4.38           2,976          2.44
New York .....................       10,684         3.95           2,361          1.93
Georgia ......................       10,222         3.78           2,605          2.13
Connecticut ..................        9,717         3.59             316           .26
All others ...................       48,104        17.80          14,589         11.96
                                   --------       ------        --------        ------
  Total Multi-Family .........     $270,337       100.00%       $122,060        100.00%
                                   ========       ======        ========        ======


                                  Outstanding                 Non-performing
                                   Balance At     Percent        Balance At
 Construction and Development     December 31,    of Total      December 31,    Percent of
 Loans by Geographic Location        1998        Outstanding       1998       Non-performing
------------------------------    ------------   -----------   ------------   --------------
                                                    (Dollars in Thousands)

Texas ........................     $40,781          74.09%         $   280          86.19%
California....................      10,976          19.94               --             --
Louisiana ....................       2,926           5.32               --             --
All others ...................         357            .65               45          13.81
                                   -------         ------          -------         ------
  Total Construction and
     Development Loans .......     $55,040         100.00%         $   325         100.00%
                                   =======         ======          =======         ======

                                   Outstanding                 Non-performing
                                    Balance At     Percent        Balance At
          Land Loans               December 31,    of Total      December 31,    Percent of
   by Geographic Location             1998        Outstanding       1998       Non-performing
------------------------------     ------------   -----------   ------------   --------------
                                                   (Dollars in Thousands)

California ...................      $38,242           43.92%      $   684           8.69%
Texas ........................       20,746           23.83           418           5.32
Florida ......................        6,756            7.76         1,696          21.57
Maryland .....................        5,919            6.80         1,760          22.38
New Mexico ...................        4,265            4.90         1,882          23.93
All others ...................       11,140           12.79         1,422          18.11
                                    -------          ------       -------         ------
  Total Land Loans ...........      $87,068          100.00%      $ 7,862         100.00%
                                    =======          ======       =======         ======

     The following table sets forth the geographic distribution of the Company's junior lien loans secured by one- to four-family real estate at December 31, 1998.

                                 Outstanding                 Non-performing
                                  Balance At     Percent        Balance At
One- to Four-Family Junior Lien  December 31,    of Total      December 31,      Percent of
  Loans by Geographic Location      1998        Outstanding       1998         Non-performing
-------------------------------  ------------   -----------   ------------     --------------
                                                 (Dollars in Thousands)


California ...................   $10,112          21.07%         $   931           14.92%
Texas ........................     9,134          19.03              976           15.64
Louisiana ....................     5,244          10.93               82            1.31
New York .....................     4,215           8.78            1,144           18.33
New Jersey ...................     3,466           7.22            1,341           21.48
Connecticut ..................     3,305           6.89              246            3.93
Florida ......................     2,531           5.27              317            5.07
Arizona ......................     1,460           3.04               --              --
All others ...................     8,525          17.77            1,206           19.32
                                 -------         ------          -------          ------
  Total One- to Four- Family
     Junior Lien Loans .......   $47,992         100.00%         $ 6,243          100.00%
                                 =======         ======          =======          ======


LOAN ACQUISITION, RESOLUTION, ORIGINATION AND SALE ACTIVITIES

     GENERAL. The Company historically has invested and intends to continue to invest, subject to market conditions, a significant amount of its assets in discounted loans. The Company believes that under appropriate market conditions the acquisition of discounted loans offers a better return than the origination of mortgage loans. Historically, discounted loans purchased by the Company generally have collateral coverage which is substantially in excess of the purchase price of the loan. In addition, the Company believes that discounted loans can be purchased on terms which result in the investment having a total return which is substantially in excess of an equivalent investment in originated mortgage loans.

      Recently, however, the acquisition of discounted loans has become more competitive in the marketplace, in part because of the presence of additional competitors for discounted loans offered by the HUD, the FDIC and private sector sellers and because the HUD and the FDIC generally sought to increase the number of purchasers of assets sold by them. As a result, the Company has recently purchased a significant amount of predominately performing one-to four family residential mortgage loans at approximately their aggregate principal balance at the time of purchase. Although the Company continues to review and bid to acquire a substantial amount of discounted loans, the Company does not believe it will be able to continue to acquire discounted loans in the future at either the same volumes or the same level of discounts as experienced in the past. Moreover, the significant earnings achieved by the Company on the discounted loan portfolio in recent periods may be attributable in part to early resolution of the least difficult non-performing loans in acquired pools. As a result, there can be no assurance that the level of earnings on discounted loans experienced by the Company to date are necessarily indicative of the results to be experienced in future periods or that there will not be substantial periodic variations in the results from such activities.

      All reviews of loans are initially performed through Loan Acceptance Corporation ("LAC"), a wholly owned subsidiary of the Bank, of which D. Andrew Beal is President. LAC places bids on pools of loans in anticipation of assigning its interest in the loan pool to the Bank following acceptance of its bid. All purchases by the Bank are made within the parameters set by the Board of Directors of the Bank for loan purchases and originations, as discussed below.

      Although the Company has focused in prior years on the acquisition of discounted loans, in 1998 the Company began focusing on increasing its origination of construction and/or development, land and commercial business loans. This effort is being managed by Chief Executive Officer Meek. Consistent with the intent of an executive bonus plan entered into between Mr. Meek and the Company in February, 1998, Mr. Meek is focusing on increasing the Company's loan originations.

     The Bank's Senior Loan Committee, comprised of Chairman Beal, Chief Executive Officer Meek, President/Chief Operating Officer Hartman, Senior Vice President - Lending Saurenmann, Senior Vice President - Commercial Loans Enright and Senior Vice President - Compliance Curl, may approve all loan purchases and originations up to $1.0 million in net book value. In addition, this committee may approve a modification or extension of an existing loan when the Borrower Balance is up to $1.0 million. (Any three members shall constitute a quorum.)

      The Bank's Executive Loan Committee, comprised of Chairman Beal, Chief Executive Officer Meek and Directors Blanton, Fults, Goldstein and Weinstein (with Directors Hartman, Arnold and Eastland substituting for a missing member) may approve, with at least three affirmative votes, all loan purchases and originations in excess of $1.0 million in net book value. In addition, this committee may approve a modification or extension of an existing loan with a Borrower Balance, in excess of $1.0 million. Notwithstanding the above, full Bank Board approval is required for all purchases of non-performing assets which would result in the Bank's ratio of classified assets to total capital exceeding or projected to exceed 70% at any month-end. (A quorum is defined as four members, two of which must be non-officer Directors.)

      Loan sales, sales of foreclosed assets and other significant loan related transactions are approved in accordance with written policies requiring approval by a designated officer, two officers or by an appropriate Committee based on the type of transaction and the Borrower Balance of the asset.

      ORIGINATIONS, PURCHASES AND SALES OF MORTGAGE LOANS. For the year ended December 31, 1998, the Company purchased $387.9 million of loans, net of discount compared to $130.4 million during the year ended December 31, 1997, and originated $85.4 million of loans for the years ended December 31, 1998, compared to $76.6 million during the year ended December 31, 1997.

      The Company services $642.0 million of its gross loan portfolio directly, including virtually all of its multi-family and commercial real estate loans, construction and land loans. The Company relies on approximately 166 other entities to service the remaining $607.0 million of its gross loans. Of this amount, at December 31, 1998, six entities individually service loans in excess of $9.8 million, aggregating $486.0 million, or 80.1% of the Company's loans serviced by others. No other entity services individually in excess of $6.4 million of the Company's gross loan portfolio. The Company attempts to consolidate the loan servicing when feasible, taking into consideration the relative costs and performance of the servicing entity.

      The following table shows the loan origination, purchase, sale and repayment activities of the Company for the periods indicated.


                                                     Twelve
                                                    Months          Year         Year
                                                     Ended         Ended         Ended
                                                   December 31,  December 31,  December 31,
                                                   -----------   -----------   ------------
                                                      1996           1997          1998
                                                   -----------   -----------   ------------

ORIGINATIONS BY TYPE:
 ADJUSTABLE RATE:
  Real estate - one- to four-family ............   $   2,013     $      --     $      --
                - multi-family .................       4,835         4,684         2,915
                - commercial ...................       4,438         4,651         6,075
                - construction or development ..      97,174        47,342        16,828
                - land .........................       7,700            --        23,484
   Commercial Business .........................          --         5,000            59
                                                   ---------     ---------     ---------
         Total adjustable-rate .................     116,160        61,677        49,361
 FIXED RATE:
  Real estate - one- to four-family ............          --            --            --
                - multi-family .................         485            --         4,000
                - commercial ...................      12,369         2,147            --
                - construction .................          --            --        10,013
                - land .........................          --        10,785         4,500
  Consumer - one- to four-family junior liens ..          42            --            --
                - other ........................       2,935         1,984         2,173
  Commercial Business ..........................         517            --        15,336
                                                   ---------     ---------     ---------
         Total fixed-rate ......................      16,348        14,916        36,022
                                                   ---------     ---------     ---------
         Total loans originated ................     132,508        76,593        85,383
PURCHASES:
  Real estate - one- to four-family ............      40,095         9,166       348,644
                - multi-family .................     206,066        24,740         6,791
                - commercial ...................     100,978       112,873         9,584
                - construction .................          --           716            --
                - land .........................      10,412         8,233         2,596
  Consumer  - one- to four-family - junior liens      38,829           520            --
                - automobile. .................           --            --        36,022
                - other.........................         116            14            --
  Commercial business ..........................      12,418         1,447           277
                                                   ---------     ---------     ---------
         Total loans purchased, gross ..........     408,914       157,709       403,914
  Purchase discounts ...........................     100,900        27,291        16,056
                                                   ---------     ---------     ---------
         Total loans purchased, net ............     308,014       130,418       387,858
                                                   ---------     ---------     ---------
  Percentage of purchase discounts
    to total gross loans purchased .............        24.7%         17.3%          4.0%
SALES AND REPAYMENTS:
  Real estate - one- to four-family ............       1,002            --            --
                - multi-family .................       9,698            --            --
                - commercial ...................       2,498            --            --
  Consumer - one- to four-family - junior liens            3            --            --
  Commercial business ..........................          --            --            --
                                                   ---------     ---------     ---------
         Total loans sold ......................      13,201            --            --
   Principal repayments ........................     330,819       333,592       340,569
                                                   ---------     ---------     ---------
         Total sales and repayments ............     344,020       333,592       340,569
  Other reductions (additions):
         Transfers to real estate owned ........      41,876        83,144        16,283
         Unearned discounts ....................     (52,946)      (44,673)      (44,633)
         Decrease in other items, net ..........       1,734         2,596         1,354
                                                   ---------     ---------     ---------
   Net Increase (decrease) .....................   $ 105,838     $(167,648)    $ 159,668
                                                   =========     =========     =========

      ACQUISITION OF LOANS. Many of the loans purchased by the Company are performing loans. In order to determine the amount that it will bid to acquire loans, the Company considers, among other factors, the yield expected to be earned, the geographic location of the loans, servicing restrictions, if any, the type and value of the collateral securing the loan and the length of time during which the loan has performed in accordance with its repayment terms. In order to determine the amount that it will bid to acquire non-performing discounted loans, in addition to the factors stated above, the Company estimates the amounts it will realize through its collection efforts or foreclosure and sale of the security property, net of expenses, and the length of time and costs required to complete the collection or foreclosure process.

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

      Upon purchase, each loan file is then reviewed by the loan servicing department to ensure the adequacy and completeness of the documentation securing the Company's interest in the underlying collateral and to correct loan documentation, and as appropriate, other file deficiencies. Large loans are assigned to a loan officer. Loan resolution alternatives for non-performing loans consist primarily of the following: (i) the borrower brings the loan current in accordance with original or modified terms, (ii) the borrower repays the loan, (iii) the Company sells the loan to a third party to resolve, (iv) the borrower agrees to deed the property to the Company in lieu of foreclosure, in which case it is classified as a foreclosed asset and held for sale by the Company, and (v) the Company forecloses on the loan and the property is either acquired at the foreclosure sale by a third party or by the Company, in which case it is classified as a foreclosed asset owned and held for sale by the Company. The loan officer evaluates all available information and pursues the best expected means of resolving the loan on the Company's behalf. In this regard, because the Company generally acquires non-performing loans at a substantial discount from the outstanding principal balance of the loan and the value of the underlying collateral, the Company has the ability to modify the loan terms or otherwise make concessions to a borrower in the loan resolution process and still meet or exceed the targeted return to the Company.

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

      The Company generally anticipates a three to eighteen month period to resolve large non-performing commercial and multi-family real estate loans, which is longer than it generally takes to resolve the Company's discounted non-performing single-family residential loans due to the complexity and wide variety of issues that may occur with respect to a delinquent commercial or multi-family real estate loan. Unlike non-performing single-family residential loans, however, non-performing commercial and multi-family real estate loans frequently provide some income to the Company, which may be the case even in a bankruptcy situation if a receiver has been appointed for the property.

      ONE- TO FOUR-FAMILY RESIDENTIAL MORTGAGE LENDING. At December 31, 1998, the Company's one- to four-family residential mortgage loans totaled $490.7 million, or 38.9% of the Company's gross loan portfolio. At that date, the Company's net one- to four-family residential mortgage loan portfolio totaled
$457.3 million, or 43.7% of the Company's net loan portfolio. The Company generally does not originate one- to four-family residential loans other than loans made to facilitate the sale of foreclosed assets, however, the Company has purchased such loans individually from correspondent financial institutions and brokers and has purchased large pools of these loans at approximately their aggregate principal balance at the time of purchase. During 1998, the Company purchased $348.6 million of predominately performing one-to four family residential mortgage loans. Consistent with its asset/liability objectives, the Company may sell a portion of the purchased one- to four-family residential mortgage loans to the FNMA and other secondary market purchasers after the loan files have been reviewed and deficiencies corrected by Bank personnel to ensure loan documentation complies with the purchaser's standards.

      MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING. The Company has historically originated a limited amount of loans for the purchase, construction, refurbishing and development of commercial and multi-family real estate. Substantially all of the multi-family and commercial real estate loans originated by the Company are secured by properties located in the Company's primary market area and within the state of Texas. At December 31, 1998, $236.3 million, or 18.7% of the Company's gross loan portfolio, consisted of loans secured by commercial real estate and $270.3 million, or 21.5% of the Company's gross loan portfolio, consisted of loans secured by multi-family residential properties. At that date, $188.9 million, or 18.1% of the Company's net loan portfolio, consisted of loans secured by commercial real estate and $184.6 million, or 17.7% of the Company's net loan portfolio, consisted of loans secured by multi-family residential properties.

      Included in the multi-family residential portfolio are 48 loans aggregating $143.1 million in gross principal amount at December 31, 1998 ($85.3 million net of purchase discount). These loans were purchased from HUD primarily in three purchases occurring in October 1995, September 1996 and December 1996.

All of these HUD Loans are secured by first mortgage liens. In addition, the Company has second mortgage liens on two of these properties. Properties which secure the HUD loans are located in 21 states throughout the country.

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

      Multi-family and commercial real estate loans generally present a higher level of risk than do loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on commercial properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. Commercial real estate loans also involve many of the same risks discussed below regarding construction loans. The Company has attempted to minimize these risks through its underwriting and investment standards and by lending primarily on existing income-producing properties. At December 31, 1998, $148.6 million, or 29.3% of the multi-family and commercial real estate gross loan portfolio, was delinquent 90 days or more, substantially all of which was purchased non-performing. At that date, net non-performing multi-family and commercial real estate loans totaled $84.4 million.

      CONSTRUCTION, DEVELOPMENT AND LAND LENDING. The Company originates development loans to developers, based on demonstrated experience and financial condition, primarily for the development of single family lots. These loans increase the yield on, and the proportion of interest rate sensitive loans in, the Company's portfolio. At December 31, 1998, development loans totaled $55.0 million or 4.4% of its gross loan portfolio and $46.5 million, net, or 4.4% of the Company's net loan portfolio. At December 31, 1998 the Bank had six development loans in excess of $2.0 million, all of which are to develop properties located in Texas, except for one development property located in Southern California and one development property located in Louisiana. See "Lending Activities - General." All of these loans are performing in accordance with their respective repayment terms.

      In addition to development loans, the Company originates and has purchased land loans secured by residential lots and land held for the development of single-family lots and, to a much lesser extent, loans secured by land utilized for agricultural or ranching purposes. As of December 31, 1998, land loans totaled $87.1 million, or 6.9% of the Company's gross loan portfolio. At that date, net land loans totaled $69.8 million, or 6.7% of the Company's net loan portfolio. At December 31, 1998 the Bank had seven land loans in excess of $2.0 million, with aggregate net balances of $44.7 million, the largest of which has a net balance of $11.8 million. All of these loans are secured by land in the metropolitan areas of Los Angeles and Dallas. Land loans originated by the Company are generally underwritten in amounts up to 65% of appraised value and typically have terms that are individually negotiated on a case-by-case basis. The majority of land loans have adjustable rates of interest and some may have a profit participation interest.

      Development and land lending is generally considered to involve a higher level of credit risk than permanent one- to four-family residential lending, due to the concentration of principal in a limited number of loans and borrowers and/or the effects of general economic conditions on development projects, real estate developers, managers or homebuilders. In addition, the nature of these loans is such that they are more difficult to evaluate and monitor. These loans also involve many of the same risks discussed regarding commercial and multi-family loans and tend to be more sensitive to general economic conditions than many other types of loans. The Company's risk of loss on a development loan is dependent largely upon the accuracy of the initial estimate of the property's value upon completion of the project and the estimated cost (including interest) of the project. Because of the uncertainties inherent in estimating developmental costs and the market for the project upon completion, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, the related loan-to-value ratios and the likelihood of ultimate success of the project. If the estimate of development cost proves to be inaccurate, the Company may be required to advance funds beyond the amount originally committed in order to permit completion of the project. If the estimate of value proves to be inaccurate, the Company may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment. When loan payments become due, borrowers may experience cash flow from the property which is not adequate to service total debt. In such cases, the Company may be required to modify the terms of the loan. The Company attempts to mitigate these risks by dealing primarily with experienced developers. In addition the Company monitors the development's progress prior to each draw against the loan. See "Loan Delinquencies and Non-Performing Assets."

      At December 31, 1998, there were no single-family construction loans, three development loans with an aggregate gross principal balance of $325,000 and 25 land loans with aggregate gross principal balances of $8.0 million delinquent 90 days or more. At that date, net non-performing land loans totaled $4.8 million.

      CONSUMER LENDING. At December 31, 1998, the Company's consumer loans totalled $85.4 million or 6.8% of the Company's gross loan portfolio, of which $48.0 million were purchased one-to four family junior lien loans, and $31.9 million were purchased sub-prime automobile loans. At that date, net consumer loans totaled $70.7 million, or 6.8% of the Company's net loan portfolio of which $41.7 million were one-to-four family junior lien loans and $25.9 million were automobile loans.

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

      During 1998, the Company purchased a pool of sub-prime automobile loans. These loans were made to borrowers unable to qualify for traditional financing generally due to negative or insufficient credit history or high debt- to-income or payment--to-income ratios. The Company does not anticipate purchasing a significant amount of additional automobile loans.

      Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets, such as automobiles. In such cases, the collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which may be recovered on such loans. At December 31, 1998, there were 768 consumer loans with aggregate gross principal balances of $8.5 million delinquent in excess of 90 days.

      COMMERCIAL BUSINESS LENDING. At December 31, 1998, the Company had $35.5 million in commercial business loans outstanding, or 2.8% of the Company's gross loan portfolio. At that date, the Company had $27.9 million of net commercial business loans outstanding, or 2.7% of the Company's net loan portfolio. The Company's loans include loans to finance accounts receivable, inventory and equipment. Management does not currently contemplate any significant increase in the ratio of this portfolio to the Company's total loan portfolio. At that date 46 commercial business loans with an aggregate gross principal balance of $10.0 million were delinquent 90 days or more. Included in this amount is a $4.4 million loan originated under the Company's now discontinued foreign lending program.

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

LOAN DELINQUENCIES AND NON-PERFORMING ASSETS

      When a borrower fails to make a required payment on a loan, the Company attempts to cause the delinquency to be cured by contacting the borrower. A past due notice is sent when the loan is ten days past due. A delinquency notice is sent 15 days after the due date and a late charge is assessed in accordance with the loan terms. If the delinquency is not cured by the 30th day, a default warning is sent to the borrower. Other written and verbal contacts may be made with the borrower between five and 90 days after the due date. If the delinquency continues for a period of 90 days, the Company usually institutes appropriate action to foreclose on the property. If foreclosed, the property is sold and may be purchased by the Company. Delinquent consumer loans are handled in a generally similar manner. The Company's procedures for repossession and sale of consumer collateral are subject to various requirements under the consumer protection laws of the applicable state.

      The following table sets forth the Company's loan delinquencies by type, by amount and by percentage of type at December 31, 1998.



                                           LOANS DELINQUENT FOR:
                           ---------------------------------------------------
                                   60-89 DAYS          90 DAYS AND OVER           TOTAL DELINQUENT LOANS
                           ------------------------ -------------------------- --------------------------
                                            Percent                    Percent                   Percent
                                            of Loan                    of Loan                   of Loan
                           NUMBER  AMOUNT  CATEGORY NUMBER   AMOUNT   CATEGORY  NUMBER   AMOUNT  CATEGORY
                           ------  ------  -------- ------  -------  ---------  ------  -------  --------

REAL ESTATE:
  One- to four-family -
    first liens .......     179   $5,428    1.11%     524   $ 21,391    4.36%      703  $ 26,819    5.47%
  Commercial ..........       8      962     .41       57     26,552   11.24        65    27,514   11.65
  Multi-family ........       2    1,229     .45       43    122,060   45.15        45   123,289   45.61
  Construction or
    development .......      --       --      --        3        325     .59         3       325     .59
  Land ................       1       88     .10       24      7,862    9.03        25     7,950    9.13
                          -----   ------   -----   ------   --------   -----    ------  --------   -----
    Total real estate .     190    7,707     .68      651    178,190   15.64       841   185,897   16.32

OTHER LOANS:
 Consumer Loans:
  One-to four-family
    junior lien .......      51      938    1.95      297      6,243   13.01       348     7,181   14.96
  Timeshares ..........       3       21     .86      334        963   39.60       337       984   40.46
  Automobile ..........      90      628    1.97      111      1,072    3.36       201     1,700    5.33
  Other ...............       1       43    1.38       26        248    7.95        27       291    9.32
                          -----   ------   -----   ------   --------   -----    ------  --------   -----
   Total consumer loans     145    1,630    1.91      768      8,526    9.98       913    10,156   11.89
Commercial business ...       6      156     .44       46      9,997   28.13        52    10,153   28.57
                          -----   ------   -----   ------   --------   -----    ------  --------   -----
   Total other loans ..     151    1,786    1.48      814     18,523   15.31       965    20,309   16.79
                          -----   ------   -----   ------   --------   -----    ------  --------   -----
   Total loans ........     341    9,493     .75    1,465    196,713   15.61     1,806   206,206   16.36
LESS:
Unearned discounts .                 835                      76,033                      76,868
                                  ------                    --------                    --------
    Total Loans, net              $8,658     .83%           $120,680   11.54%           $129,338   12.37%
                                  ======  ======            ========   =====            ========   =====

     At December 31, 1998, the Company's non-performing loans included 235 loans aggregating $40.7 million in gross loan ($26.1 million of net loans) for which foreclosure proceedings had been commenced. At that date, 506 loans involved borrowers involved in bankruptcy proceedings representing approximately $115.5 million in gross loans ($80.1 million of net loans) of delinquent loans in the Company's loan portfolio.

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



                                            JUNE 30,                  DECEMBER 31,
                                        ----------------    ------------------------------
                                         1995       1996     1996       1997        1998
                                        ------    ------    ------    --------    --------
                                                    (Dollars in Thousands)

Non-accruing loans:
Real estate:
One- to four-family - first liens...... $ 11,093  $    --   $     --   $ 18,292   $ 21,391
Commercial ............................   16,816   35,004     59,903     37,345     23,525
Multi-family ..........................    9,507   51,934    174,046    108,493    119,222
Construction ..........................       93      156         --         --        325
Land ..................................    8,056    7,961      4,687      6,245      4,835
Consumer:
One- to four-family - junior liens.....    2,850   10,157     13,863     11,347      6,243
Timeshares ............................    1,673    1,630      1,624      1,026        963
Automobile.............................       17       41         13         --      1,072
Other..................................      528      600      1,822        519        248
Commercial business ...................    7,357    7,777      9,562      7,554      9,997
                                         -------  -------   --------   --------    -------
Purchase discounts.....................  (22,011) (59,978)  (122,283)   (77,827)   (72,783)
                                         -------  -------   --------   --------    -------
Total (net) ...........................   35,979   55,282    143,237    112,994    115,038
                                         -------  -------   --------   --------    -------
Accruing loans delinquent more than
 90 days:
Real estate:
One- to four-family - first liens .....       --   21,159     30,382         --         --
Multi-family ..........................       --   55,247     30,318     15,901      2,838
Commercial ............................       --   17,811     23,818      1,740      3,027
Land ..................................       --    5,444      4,760      3,978        557
Purchase discounts ....................       --  (32,363)   (29,221)    (4,681)      (780)
                                         -------  -------   --------    -------    -------
Total (net) ...........................       --   67,298     60,057     16,938      5,642

Foreclosed assets:
Real estate:
One- to four-family - first liens......    1,525    1,799      4,858      5,379      3,517
Commercial ............................    3,026    9,148     13,466     41,341     23,668
Multi-family ..........................    3,633   15,010     24,781     64,461     20,263
Construction or development ...........       --      300        250        245         --
Land ..................................      570    1,456        872      2,867      4,765
Consumer:
Timeshares ............................       36       32        402         21         --
Automobile ............................       --       --         --         --        245
Other .................................       --       --         --         --         71
                                         -------  -------   --------    -------    -------
Total (net) ...........................    8,790   27,745     44,629    114,314     52,529
                                         -------  -------   --------    -------    -------
Total non-performing assets............  $44,769 $150,325   $247,923   $244,246   $173,209
                                         =======  =======   ========    =======    =======
Total as a percentage of total assets..     7.07%   11.84%     17.77%     17.86%     12.80%
                                            ====    =====      =====      =====      =====



      For the year ended December 31, 1998 gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $15.3 million. The amount that was included in interest income on such loans was $8.1 million for the year ended December 31, 1998.

      OTHER LOANS OF CONCERN. In addition to the non-performing assets set forth in the previous table, as of December 31, 1998 the Company had six loans totaling $25.6 million of net loans, all of which are land loans made to the Company's largest borrower, with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concern as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. The Company is monitoring these loans due to periodic delinquencies. The Company believes the value of the collateral securing these loans is sufficient to prevent the Company from incurring any losses related to these loans.

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

      The Company reviews the problem loans and other assets to determine whether any loans or other assets require classification on a monthly basis. Net classified assets of the Company as of the date indicated were as follows:


                                                    December 31, 1998
                                                  ----------------------
                                                  (Dollars In Thousands)

             Substandard .............................   $94,289
             Doubtful ................................     1,142
                                                         -------
                  Total Classified Assets ............   $95,431
                                                         =======

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

                                                     Twelve
                                                     Months              Year
                                                     Ended               Ended
                               Year Ended June 30,  December 31,      December 31,
                               -------------------  ------------    ---------------
                                 1995      1996        1996         1997       1998
                               --------   -------   ------------    ------    -----
                                             (Dollars in Thousands)
Balance at beginning of period  $3,547    $ 6,137     $ 10,406     $13,189   $11,912

Charge-offs:
  One- to four-family.........     440        845        1,366       2,177     1,370
  Commercial..................     534         28          232         740       812
  Multi-family................     ---         80           90         ---       179
  Construction and development     ---         35          ---         ---       ---
  Land........................      39        362           60         687       228
  Consumer....................     449        858          805       1,169     1,401
  Commercial business.........     ---      1,177        1,121         183       ---
                                ------    -------      -------     -------   -------
                                 1,462      3,385        3,674       4,956     3,990
Recoveries:
  One- to four-family.........       2          1          ---         112       ---
  Consumer....................       5         18           32         157       368
  Commercial business.........     ---         17            3         ---       ---
                                ------    -------      -------     -------   -------

Net charge-offs...............   1,455      3,349        3,639       4,687     3,622
Additions charged to operations  4,045      9,044        6,422       3,410     5,577
                                ------    -------      -------     -------   -------
Balance at end of period......  $6,137    $11,832      $13,189     $11,912   $13,867
                                ======    =======      =======     =======   =======

Ratio of net charge-offs during
 the period to average loans
 outstanding during the period     .40%       .44%         .38%        .49%      .43%

Ratio of net charge-offs during
 the period to average
 non-performing assets.......     4.52%      2.95%        1.84%       1.96%     1.52%

      The distribution of the Company's allowance for loan losses at the dates indicated is summarized as follows:

                                                   JUNE 30,
                             --------------------------------------------------------
                                      1995                             1996
                             ---------------------------     --------------------------
                                                Percent                        Percent
                                                of Loans                       of Loans
                                       Loan     in Each               Loan     in Each
                             Amount of Amounts  Category    Amount of Amounts  Category
                             Loan Loss   by     to Total    Loan Loss   by     to Total
                             Allowance Category Loans       Allowance Category Loans
                             --------- -------- --------    --------- -------- --------
                                                 (Dollars in Thousands)
One- to four-family.....     $1,881    $237,585  35.70%     $ 3,153   $  273,780  22.47
Multi-family............        604     109,080  16.39          239      341,696  28.05
Commercial real estate..      1,276     124,985  18.78        2,788      321,385  26.38
Construction and development     88      51,284   7.71           19       85,133   6.99
Land....................        474      35,997   5.41          752      100,047   8.21
One- to four-family junior
 liens..................        577      44,999   6.76        1,873       50,146   4.12
Timeshares..............        595      11,668   1.75          374        7,809    .64
Automobile..............          5          95    .01            8           59     --
Other consumer..........        261       4,696    .71        1,130        8,314    .68
Commercial business.....        376      45,060   6.77        1,496       29,886   2.45
Unallocated.............        ---         ---    ---          ---          ---    ---
                             ------    --------  -----      -------   ----------  -----
     Total..............     $6,137     665,449 100.00%     $11,832    1,218,255 100.00%
                             ======             ======      =======              ======
LESS:
Loans in process........                 21,217                           27,172
Loans held for sale, net                    866                              ---
Deferred fees and
 discounts.............                 144,927                          281,837
Allowance for loan losses                 6,137                           11,832
                                      ---------                       ----------
     Total loans
      receivable, net..                $492,302                       $  897,414
                                      =========                       ==========




                                                               December 31,
                               ----------------------------------------------------------------------------------------
                                         1996                             1997                            1998
                               --------------------------     ----------------------------   --------------------------
                                                   Percent                       Percent                       Percent
                                                   of Loans                      of Loans                      of Loans
                                          Loan     in Each              Loan     in Each              Loan     in Each
                                Amount of Amounts  Category   Amount of Amounts  Category   Amount of Amounts  Category
                                Loan Loss   by     to Total   Loan Loss   by     to Total   Loan Loss   by     to Total
                                Allowance Category Loans      Allowance Category Loans      Allowance Category Loans
                                --------- -------- --------   --------- -------- --------   --------- -------- --------
                                                                 (Dollars in Thousands)

One- to four-family.....       $ 3,183  $   276,591  19.37%  $ 4,051 $  213,584  18.60%    $ 5,136   $  490,717  38.93%
Multi-family............         1,157      466,697  32.68     1,316    321,423  27.99       1,055      270,337  21.45
Commercial real estate..         2,706      388,460  27.20     1,986    337,825  29.42       1,481      236,252  18.74
Construction and development         7       74,437   5.21        16     98,503   8.58           9       55,040   4.37
Land....................           596       95,684   6.70       898     71,379   6.22         820       87,068   6.91
One- to four-family junior
 liens..................         1,680       77,528   5.43     1,756     71,465   6.22       2,312       47,992   3.81
Timeshares..............           372        6,446    .45       642      3,615    .31         839        2,432    .19
Automobile..............             3           19     --        --          1     --         773       31,878   2.53
Other consumer..........         1,135        7,076    .50       684      5,002    .44         720        3,121    .25
Commercial business.....         2,353       35,131   2.46       563     25,554   2.23         722       35,537   2.82
Unallocated.............           ---          ---    ---       ---        ---    ---         ---          ---    ---
                               -------  -----------  -----   ------- ----------  -----     -------   ---------- ------
     Total..............       $13,189    1,428,069 100.00%  $11,912 $1,148,351 100.00%    $13,867   $1,260,374 100.00%
                               =======              ======   =======            ======     =======              ======
LESS:
Loans in process........                     16,364                      16,806                           7,493
Loans held for sale, net                        ---                         ---                             ---
Deferred fees and
 discounts.............                     344,312                     231,800                         193,468
Allowance for loan losses                    13,189                      11,912                          13,867
                                         ----------                  ----------                      ----------
     Total loans
      receivable, net..                  $1,054,204                  $  887,833                      $1,045,546
                                         ==========                  ==========                      ==========

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

      The Bank must maintain minimum levels of investments that qualify as liquid assets under the Texas Department regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. The Bank maintains its liquidity at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At December 31, 1998, the Bank's liquidity ratio was 18.0%. See "Regulation - Liquidity."

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

                                           DECEMBER 31,
                       -------------------------------------------------------
                               1996                1997             1998
                       -------------------------------------------------------
                           Book     % of      Book     % of      Book    % of
                          VALUE    TOTAL      VALUE    TOTAL     VALUE   TOTAL
                         -------    -----     -----    -----     -----   -----
                                      (Dollars in Thousands)

FHLB stock............ $   9,618   100.00%  $ 10,203   100.00%  $ 9,877  100.00%
                       =========   ======   ========   ======   =======  ======
Interest-bearing
 deposits with banks.. $  65,491   100.00%  $150,219   100.00%  $66,599  100.00%
                       =========   ======   ========   ======   =======  ======

Mortgage-backed
 securities:
GNMA.................  $ 125,386   101.17%  $110,079    98.84%  $87,715   97.92%
Gross unrealized gain
  (loss).............      1,090      .88      3,722     3.34     3,909    4.36
Unamortized premium
   (discount)........     (2,537)   (2.05)    (2,425)   (2.18)   (2,043)  (2.28)
                       ---------   ------   --------    -----   -------  ------
Total mortgage-backed
securities...........  $ 123,939   100.00%  $111,376   100.00%  $89,581  100.00%
                       =========   ======   ========   ======   =======  ======

      The Company's investment securities portfolio at December 31, 1998, contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10% of the Company's stockholders' equity, excluding those issued by the United States Government, or its agencies.

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

      In addition to retail deposits, the Bank obtains wholesale deposits through deposit brokers which solicit funds from their customers for deposit with the Bank. Brokered deposits amounted to $207.6 million or 20.6% of deposits at December 31, 1998. Brokered deposits generally are more responsive to changes in interest rates than retail deposits and, thus, are more likely to be withdrawn from the Bank upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. The amount of brokered deposits will vary depending on cost and the Bank's need for liquidity and loan purchase activity.

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

                                                    DECEMBER 31,
                            --------------------------------------------------------------
                                     1996                1997               1998
                            --------------------   -----------------  --------------------
                                         PERCENT            PERCENT              PERCENT
                                AMOUNT  OF TOTAL   AMOUNT  OF TOTAL   AMOUNT     OF TOTAL
                            ----------- --------   ------- ---------  --------  ----------
                                                 (Dollars in Thousands)
TRANSACTIONS AND
SAVINGS DEPOSITS:
Money Market Accounts.......$  188,468    18.06% $  169,321   16.91%  $ 180,154     17.91%
Commercial Demand ..........     2,871      .28      14,272    1.42      12,667      1.26
Savings Deposits ...........       653      .06       1,193     .12       3,118       .31
                            ----------  -------    --------  ------   ---------    ------

Total Non-Certificates .....   191,992    18.40     184,786   18.45%    195,939     19.48
                            ----------  -------    --------  ------   ---------    ------
CERTIFICATES:
2.01 - 4.00% ...............       ---      ---           2     ---         ---       ---
4.01 - 6.00% ...............   687,755    65.97     785,865   78.47     797,002     79.26
6.01 - 8.00% ...............   163,688    15.69      30,823    3.08      12,676      1.26
8.01 - 10.00% ..............       ---      ---         ---     ---         ---       ---
                            ----------  -------    --------  ------   ---------    ------
Total Certificates .........   851,443    81.60     816,690   81.55     809,678     80.52
                            ----------  -------    --------  ------   ---------    ------
Total Deposits(1)...........$1,043,435   100.00% $1,001,476  100.00% $1,005,617    100.00%
                            ==========  =======  ==========  ======  ==========    ======
----------------

(1) At December 31, 1998, the average rates paid on non-certificate deposit accounts and certificate accounts were 4.18% and 5.23%, respectively.

      The following table sets forth the savings flows at the Bank during the periods indicated. New deposits, net refers to the amount of deposits during a period less the amount of withdrawals during the period.

                                 Twelve
                                 Months
                                  Ended             Year Ended
                               December 31,         December 31,
                               ------------   -------------------------
                                  1996           1997           1998
                               ------------   -----------    ----------
                                        (Dollars in Thousands)

Opening balance............... $   985,961    $1,043,435     $1,001,476
New deposits, net.............      26,406       (70,120)       (21,211)
Interest credited.............      31,068        28,161         25,352
                               -----------    ----------     ----------
Ending balance................ $ 1,043,435    $1,001,476     $1,005,617
                               ===========    ==========     ==========
Net increase (decrease)....... $    57,474    $  (41,959)    $    4,141
                               ===========    ==========     ==========
Percent increase (decrease)...        5.83%        (4.02)%          .41%
                                      ====         =====         ======

      The following table shows rate and maturity information for the Bank's certificates of deposit as of December 31, 1998.

                            4.00-    6.00-               Percent
                            5.99%    7.99%     Total    of Total
                         ---------  ------    -------   --------
                                  (Dollars in Thousands)
CERTIFICATE ACCOUNTS
 MATURING IN
 QUARTER ENDING:
March 31, 1999.......... $359,345  $ 3,298   $362,643       44.79%
June 30, 1999...........  169,490      431    169,921       21.00
September 30, 1999......   81,390      750     82,140       10.14
December 31, 1999.......  162,944    2,502    165,446       20.43
March 31, 2000..........    2,160    4,208      6,368         .79
June 30, 2000...........      286    1,017      1,303         .16
September 30, 2000......    1,550      784      2,334         .29
December 31, 2000.......   11,005    4,008     15,013        1.85
March 31, 2001..........    1,070      ---      1,070         .13
June 30, 2001...........      936      ---        936         .11
September 30, 2001......      122      ---        122         .02
December 31, 2001.......    1,165      ---      1,165         .14
Thereafter..............    1,217      ---      1,217         .15
                         --------  -------   --------      ------
   Total................ $792,680  $16,998   $809,678      100.00%
                         ========  =======   ========      ======

   Percent of Total.....    97.90%    2.10%    100.00%
                                               ======

      The following table indicates the amount of the Bank's certificates of deposit by time remaining until maturity as of December 31, 1998.

                                                 MATURITY
                                --------------------------------------------------
                                              Over      Over
                                  3 Months   3 to 6    6 to 12    Over
                                   or Less   Months    Months   12 Months   Total
                                ----------  --------   -------  ---------  -------
                                              (Dollars in Thousands)
Certificates of deposit
 less than $100,000........     $234,665  $ 91,364  $157,357   $17,229    $500,615
Certificates of deposit
 of $100,000 or more.......      127,978    78,558    90,228    12,299     309,063
                                 -------  --------  --------   -------    --------
Total certificates of
 deposit...................     $362,643  $169,922  $247,585   $29,528    $809,678
                                ========  ========  ========   =======    ========


      BORROWINGS. Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings when they are a less costly source of funds. In addition, the Bank has relied upon selective borrowings for liquidity needs. The Bank obtains FHLB advances upon the security of certain of its residential first mortgage loans, and other assets, including FHLB stock, provided certain standards related to the creditworthiness of the Bank have been met. FHLB advances are available for investment, purchasing and lending activities and other general business purposes. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate, which may be fixed or adjustable, and range of maturities. At December 31, 1998, the Bank's other borrowings consisted primarily of loans to the Bank's subsidiaries from unaffiliated third party lenders secured by certain real estate held for investment or sale.

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

      At December 31, 1998, FHLB advances totaled $80.0 million. FHLB advances were used for liquidity and loan investment purposes. For additional information relating to borrowings, see Notes G and H to the Notes to Consolidated Financial Statements of the Company.

      The following table sets forth the maximum month-end balance and average balance of FHLB advances and other borrowings for the periods indicated.

                                  Twelve
                                  Months
                                   Ended        Year Ended
                                December 31,   December 31,
                                ------------ ----------------
                                   1996       1997      1998
                                ------------ -------   ------
                                    (Dollars In Thousands)

MAXIMUM BALANCE:
  FHLB advances.................  $185,000  $146,000  $176,000
  Senior notes, net.............    57,094    57,188    57,295
  Other borrowings..............    21,756    14,748     7,583

AVERAGE BALANCE:
  FHLB advances.................  $ 41,146   $19,181  $ 39,822
  Senior notes, net.............    57,042    57,141    57,233
  Other borrowings..............    28,931    10,401     7,249


      The following table sets forth certain information as to the Company's borrowings at the dates indicated.

                                               December 31,
                                        -----------------------
                                          1996    1997     1998
                                        -----------------------
                                          (Dollars in Thousands)

FHLB advances.......................... $146,000 $110,000 $ 80,000
Senior notes, net......................   57,094   57,188   57,295
Other borrowings.......................   14,748    7,599    7,083
                                        -------- -------- --------
     Total borrowings.................. $217,842 $174,787 $144,378
                                        ======== ======== ========
Weighted average interest rate of
 FHLB advances.........................     6.33%    6.65%    4.87%

Weighted average interest rate of
 Senior notes, net.....................    13.00%   13.00%   13.00%

Weighted average interest rate of
 other borrrowings....................      8.24%    8.03%    7.95%

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

      In addition, Beal Financial has a single purpose subsidiary to invest approximately $575,000 in a limited partnership to develop property in McKinney, Texas and other inactive subsidiaries.

SUBSIDIARIES OF THE BANK

      As a Texas-chartered savings bank, the Bank is permitted by federal regulations to have subsidiaries engage only in those subsidiary activities which are permissible for a subsidiary of a national bank. The FDIC may approve other activities for a subsidiary provided that the Bank meets its applicable minimum capital standards and the FDIC determines that the conduct of the activity of the subsidiary will not pose a significant risk to the SAIF. Under state law, a Texas-chartered savings bank is permitted to invest an unlimited amount in operating subsidiaries which are engaged solely in activities permissible for the Bank to engage in directly. The amount which a
Texas-chartered savings bank may invest in other service corporation subsidiaries may not exceed 10% of the savings bank's total assets without the prior approval of the Texas Department. At December 31, 1998, the net book value of the Bank's investment in its subsidiaries was approximately $539.2 million (including $25.8 million invested in other service corporation subsidiaries).

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

      BEAL NEVADA CORP., ("BNC"). During the fourth quarter of 1997, the Bank formed BNC, a Nevada corporation for tax planning purposes. BNC is a 99% limited partner in Loan Participant Partners, Ltd., with Property Acceptance Corp. ("PAC"), a wholly-owned subsidiary of the Bank, as the 1% general partner. This partnership owns an interest in a pool of loans transferred from the Bank. The Bank's investment in BNC and PAC was $431.2 million and $4.3 million, respectively, at December 31, 1998.

      BEAL MORTGAGE, INC. ("BMI"), BEAL PROPERTIES, INC. ("BPI") AND BEAL/H.S., INC ("BHS"). BMI and BPI are Texas corporations and BHS is a Nevada corporation. These corporations were organized to engage in certain real estate development activities including the acquisition and development of land and direct investments in real estate development projects. At December 31, 1998, the Bank's investment in BMI, BPI and BHS totaled $8.2 million, $4.0 million and $13.5 million, respectively.

      BMI, BPI and BHS are engaged in holding real estate held for investment and in real estate development projects. The purchase and development of property may be financed by the Bank or an unrelated third party. Once developed, the lots are sold to builders primarily for the construction of single-family dwellings. The Company intends to expand its direct investment activities in the future, subject to market conditions and regulatory approval. The Board of Directors of the Bank has determined to limit the Bank's investment in real estate development and investment activities to an amount which would enable the Bank to maintain capital, as calculated in accordance with generally accepted accounting principles, at 6% of total assets, after deduction of its investment in real estate. In addition, the Bank's individual investment in BMI, BPI and BHS is limited by the FDIC to 10% of Tier I capital and 20% of Tier 1 capital on an aggregate basis, provided that Tier I capital is at least 6% after deduction of the Bank's investment in its real estate subsidiaries. See " Regulation - Federal Regulation of State-Chartered Savings Bank" and "- Regulatory Capital Requirements and Prompt Corrective Regulatory Action." BMI, BPI and BHS have conducted substantially all of their real estate development activities within the Dallas/Fort Worth and Houston metropolitan areas.

     BMI also holds $14.0 million in the aggregate of other real estate for investment, the largest component of which is Beal Bank Center II, an office building purchased in March 1995 and located adjacent to the Company's headquarters. At December 31, 1998, Beal Bank Center II had a book value of $8.4 million (subject to a $5.9 million first mortgage lien from an unaffiliated lender) and was 85% occupied. Five remaining properties held by BMI for investment, had book values aggregating $5.6 million at December 31, 1998.

      LOAN ACCEPTANCE CORP. ("LAC"). LAC was formed in July 1994 to bid on third-party loan pools, the majority of which are sold by the FDIC or the RTC. This activity was formerly conducted through BMI. At December 31, 1998, the Bank's investment in LAC totaled $252,000. See "- Lending Activities - Loan Acquisition, Resolution, Origination and Sale Activities."

      BRE, INC. ("BRE"). BRE is a Texas corporation organized to hold loans and other assets which management of the Bank believes bear more than the normal risk of exposure to litigation. The most common problems with these assets include environmental contingencies and litigious histories of certain borrowers. At December 31, 1998, BRE held 16 mortgage loans (11 single-family and five multi-family and commercial real estate loans) totaling $2.3 million and six foreclosed real estate properties (two land and four multi-family and commercial properties) totaling $7 million. BRE has performed full environmental reviews on all of its properties with minimal environmental problems found. The properties are operational and BRE plans to actively market the properties for sale. At December 31, 1998, the Bank's investment in BRE totaled $9.6 million.

      BEAL AFFORDABLE HOUSING, INC. ("BAH"). BAH was organized in November 1994 to develop affordable housing apartment buildings to take advantage of certain tax benefits under Section 42 of the Internal Revenue Code. BAH owns a 98% limited partnership interest in the three limited partnerships described below. BMI owns a 1% interest in and serves as the managing general partner for each limited partnership and a Texas-based, non-profit organization owns the remaining 1% interest in each limited partnership. The limited partners will receive 100% of any profits or cash distributions on their respective projects and will incur 100% of any cash related operating deficiencies and losses. Each of the projects is managed by a non-affiliated fee management company which specialize in the management of affordable housing properties. At December 31, 1998, the Company's investment in BAH totaled $26.5 million.

      It is anticipated that BAH is entitled to tax credits of approximately $2.4 million per year, for the next nine years, to the extent that they are able to utilize them. The limited partnerships are required to maintain minimum occupancy levels of qualified low-income tenants continuously throughout the 15-year compliance period beginning in the year the first low-income housing credit is claimed. Failure to comply with this occupancy requirement will result in recapture of all or part of the credits previously claimed. Each of the limited partnerships are in compliance with the required occupancy levels at December 31, 1998.

      The Bank also owns other single purpose subsidiaries formed to hold foreclosed property for tax planning purposes. The Bank's net investment in such subsidiaries at December 31, 1998 was $41.5 million.

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

EMPLOYEES

      At December 31, 1998, the Company, including its subsidiaries, had a total of 98 employees. The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

REGULATION

      GENERAL. The Bank is a Texas-chartered savings bank and is subject to broad regulation and oversight by the Texas Department extending to all its operations. The Bank is also a member of the FHLB of Dallas and is subject to certain limited regulation by the Federal Reserve Board. The deposits of the Bank are insured and backed by the full faith and credit of the United States Government. As a result, the FDIC has certain regulatory and examination authority over the Bank. As the savings and loan holding company of the Bank, the Company is also subject to regulation and oversight by OTS and the Texas Department.

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

      The Bank's general permissible lending limit for loans-to-one borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case, this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1998, the Bank's lending limit under this restriction was $24.8 million. The Bank is in compliance with the loans-to-one borrower limitation.

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

      Federal law also prohibits insured state-chartered banks, including savings banks such as the Bank, from making equity investments of a type, or in an amount, that are not permissible for national banks. In general, equity investments include equity securities, partnership interests and equity interests in real estate. Under these regulations, non-permissible investments must have been divested by no later than December 19, 1996. Federal law also prohibits such banks from engaging as principal in any activity not permissible for a national bank without FDIC approval. Subsidiaries of such insured banks may also not engage as principal in any activity that is not permissible for a subsidiary of a national bank without FDIC approval. Through its service corporations, BMI, BPI and BHS, the Bank engages in real estate development and investment activities ("Real Estate Activities"), which activities are not permissible for a national bank. The FDIC has authorized (the "FDIC Order") the Bank and its subsidiaries to continue to engage in these Real Estate Activities provided that they comply with certain requirements. These measures include requiring that any subsidiary through which the Real Estate Activities are conducted (each a "Real Estate Subsidiary") is operated to ensure its separate corporate existence, submission of an annual investment plan to the FDIC, measures to address concentration of risk, and calculating the Bank's compliance with regulatory capital standards exclusive of any investment in a Real Estate Subsidiary. See "- Insurance of Accounts and Regulation by the FDIC and
Regulatory Capital Requirements and Prompt Corrective Action." See "- Subsidiaries of the Bank."

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

      The FDIC's deposit insurance premiums are assessed through a risk-based system, under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a leverage ratio of at least 5%, a ratio of Tier 1 or leverage capital to risk-weighted assets ("Tier 1 capital") of at least 6% and a risk- based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., leverage or Tier 1 capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. The current assessment schedule for both BIF and SAIF insured institutions ranges from 0 to .27% of deposits. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period. Deposit insurance premiums for the fiscal year ended December 31, 1998, totaled $608,600.

      Under the FDIC Order, the Bank's capital category will be determined exclusive of its investment in any Real Estate Subsidiary for purposes of deposit insurance premium assessments except in determining whether the Bank has become critically undercapitalized.

      The premium schedule for BIF and SAIF insured institutions ranges from 0 to 27 basis points. SAIF-insured institutions are also required to pay an assessment for the repayment of interest on obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980's, in the amount equal to approximately six basis points for each $100 in domestic deposits. While BIF-insured institutions pay an assessment equal to approximately 1.5 basis points for each $100 in domestic deposits. The assessment of SAIF-insured institutions is expected to be reduced to approximately two basis points for each $100 in domestic deposits no later than January 1, 2000, by which point BIF-insured institutions will participate fully in the FICO bond interest repayment. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in 2017.

      The FDIC has promulgated regulations implementing limitations on brokered deposits pursuant to the requirements of federal law. Under the regulations, well capitalized institutions are not subject to any brokered deposit limitations, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only (i) with a waiver from the FDIC and (ii) subject to the limitation as to all such deposits that they do not pay an effective yield which exceeds by more than (a) 75 basis points the effective yield paid on deposits of comparable size and maturity in such institution's normal market area for deposits accepted in its normal market area or (b) 120% has adopted final regulations 130% for wholesale deposits, respectively, the current yield on comparable maturity U.S. Treasury obligations for deposits accepted outside the institution's normal market area. Undercapitalized institutions are not permitted to accept brokered deposits, and may not solicit any deposits by offering any effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the institution's normal market area or in the market area in which such deposits are being solicited. At December 31, 1997, the Bank qualified as a well capitalized institution and, as a result, was not subject to restrictions on brokered deposits. See "- Sources of Funds- Deposits."

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

      The FDIC has also issued guidelines to implement the risk-based capital requirements. The guidelines require a minimum ratio of qualifying total capital to risk-weighted assets of 8%. The guidelines are intended to establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, take off-balance sheet items into account in assessing capital adequacy and minimize disincentives to holding liquid, low-risk assets. Under these guidelines, assets and credit equivalent amounts of off- balance sheet items, such as letters of credit and outstanding loan commitments, are assigned to one of several risk categories, which range from 0% for risk-free assets, such as cash and certain U.S. government securities, to 100% for relatively high-risk assets, such as loans and investments in fixed assets, premises and other real estate owned. The aggregate dollar amount of each category is then multiplied by the risk-weight associated with that category. The resulting weighted values from each of the risk categories are then added together to determine the total risk-weighted assets. The FDIC may also require an institution to maintain additional capital to account for the concentration of credit risk, the risk of non-traditional activities and for interest rate risk.

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

      The following table sets forth the Bank's compliance with its regulatory capital requirements at December 31, 1998:

                                       At December 31, 1998
                                 ---------------------------------
                                    Required          Actual
                                 ---------------  ----------------
                                 Amount  Percent  Amount   Percent
                                 ------  -------  ------   -------
                                      (Dollars in Thousands)

Leverage capital...............  $67,133   5.00% $171,834    12.80%
Tier 1 risk-based capital......   59,565   6.00   171,834    17.31
Total risk-based capital.......  $99,275  10.00% $184,261    18.56%


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

      LIMITATIONS ON DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS. Under Texas law, a savings bank may declare and pay dividends out of current and retained income so long as the savings bank meets its capital requirements. The Bank is required to provide notice to the OTS at least 30 days' prior to the declaration of a dividend by the Bank to the Company. In a letter from the OTS dated February 3, 1999, the OTS acknowledged that notice has been given by the Bank to pay additional dividends, as needed, up to 100% of earnings for the fiscal year-ended December 31, 1999.

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

      LIQUIDITY. All Texas savings banks, are required to maintain minimum levels of liquid assets as defined by the Texas Department. A Texas savings bank is required to maintain liquidity in an amount not less than 10% of an amount equal to its average daily deposits for the most recently completed calendar quarter in cash or readily marketable securities. At December 31, 1998, the Bank's liquidity ratio was 18.0%.

      QUALIFIED THRIFT LENDER TEST. All institutions with holding companies governed by the OTS, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. One version of this test requires a savings institution to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments. At December 31, 1998, the Bank met the test for the twelve month period. In the event that the Bank should fail to qualify as a QTL, it would not be able to requalify for a period of five years. Upon such a failure, the Company would lose its status as a savings and loan holding company and would be required to register as a bank holding company and become subject to the activity restrictions applicable to such companies. See "- Holding Company Regulation."

      COMMUNITY REINVESTMENT ACT. Under the Community Reinvestment Act ("CRA"), all FDIC insured institutions have a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA requires the FDIC, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take this record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by such institution. An unsatisfactory rating may be used as the basis for the denial of an application by the FDIC. The Bank received a "satisfactory" rating on its last CRA examination. The Bank has received approval from the FDIC to be designated as a wholesale institution for purposes of evaluation under the revised CRA.

      In addition, the Texas Act and regulations impose a requirement that a savings bank maintain investments equal to at least fifteen percent of its local area deposits in first and second lien residential mortgage loans or foreclosed residential mortgage loans originated from within the Bank's local service area; home improvement loans; interim residential construction loans; mortgage backed securities secured by loans from within the bank's local service area; and loans for community reinvestment purposes. The Bank's local service area is currently delineated to include Collin, Dallas, Denton, Ellis, Fort Bend, Harris, Johnson, Kaufman, Liberty, Montgomery, Parker, Rockwall, Tarrant and Waller Counties, Texas. At December 31, 1998, the Bank was in compliance with the requirements of the Texas Act.

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

      As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings institution) would generally become subject to additions or restrictions.

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

      FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1998, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the Texas Department. See "- Liquidity."

      Savings institutions are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require savings institutions to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

      FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of Dallas, which is one of 12 regional FHLBs, that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances must be used for residential home financing.

      As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas. At December 31, 1998, the Bank had $9.9 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 5.81% and were 5.94% for calendar year 1998.

FEDERAL AND STATE TAXATION

      FEDERAL TAXATION. Beal Financial Corporation filed with the Internal Revenue Service on March 13, 1997, to elect Subchapter S status for federal income tax purposes effective January 1, 1997. This election covered all subsidiaries of Beal Financial, including the Bank, except for BAH and BRE-N,
Inc., which elected to remain Subchapter C Corporations for federal tax purposes. These subsidiaries subsequently filed in March 1999 to elect Subchapter S status for federal income tax purposes effective January 1, 1999. Concurrent with the change to Subchapter S status, Beal Financial and all subsidiaries changed their tax and fiscal year ends to December 31 from the previous June 30 year ends. Therefore, Beal Financial and subsidiaries filed a consolidated Subchapter C federal tax return for the six months ended December 31, 1996 and will file a consolidated Subchapter S federal tax return for subsequent years.

      In the future, Beal Financial and all subsidiaries electing Subchapter S status will generally not pay any federal taxes on net income. The only exception will involve possible Subchapter C tax liability on net built-in gains as of January 1, 1997, which may potentially be recognized during the 10 year period ending December 31, 2006. Recognition of built-in gains/losses are subject to certain limitations. At December 31, 1998, the Company had net unrealized built-in gains of approximately $55.2 million. For the year ended December 31, 1998, the Company recorded federal tax expense of $3.7 million.

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

      In August 1996, legislation was enacted that repealed the reserve method of accounting (including the percentage of taxable income method) used by many thrifts, including the Bank, to calculate their bad debt reserve for federal income tax purposes. As a result, large thrifts such as the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the specific charge-off method for post-1987 tax years. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. The Bank has met the residential lending requirement and recapture was delayed until the 1998 taxable year. As a Subchapter-S Corporation, recapture will be treated as a built-in gain in the year recognized. To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 1998, the Bank's Excess for tax purposes totaled approximately $10.0 million. The management of the Company does not believe that the legislation will have a material impact on the Company or the Bank.

      The Bank and its consolidated subsidiaries have been audited by the IRS with respect to consolidated federal income tax returns through December 31, 1996. With respect to years examined by the IRS, all deficiencies have been resolved. In the opinion of management, any examination (including returns of subsidiaries and predecessors of, or entities merged into, the Company or Bank) would not result in a deficiency which could have a material adverse effect on the financial condition of the Company, the Bank and their consolidated subsidiaries.

     TEXAS STATE INCOME TAXATION. The Company, the Bank and their subsidiaries currently file Texas franchise tax returns. Texas imposes a franchise tax on the taxable income of savings institutions and other corporations. The Company and the Bank each pay an annual franchise tax equal to the greater of $2.50 per $1,000 of taxable capital apportioned to Texas, or $45.00 per $1,000 net taxable earned surplus apportioned to Texas. Taxable earned surplus is the federal corporate taxable income of each company within the corporate group determined on a separate company basis with certain modifications. For the year ended December 31, 1998, total state taxes were $2.4 million.

      DELAWARE TAXATION. As a Delaware holding company, the Beal Banc Holding Company is exempt from the Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Beal Banc Holding Company is also subject to an annual franchise tax imposed by the State of Delaware.

ITEM 2.     PROPERTIES


      The Company conducts its business at its headquarters and branch offices. The following table sets forth information relating to each of the Company's properties as of December 31, 1998.

                                    Owned     Total
                           Year      or     Approximate
Location                 Acquired  Leased  Square Footage   Book Value
-----------------------  --------  ------  --------------   ----------
                                                          (In Thousands)
Corporate Headquarters:
Beal Bank Center I        1992     Owned     167,138          $4,597
15770 North Dallas
Parkway
Dallas, Texas

Branch Office:
5100 Westheimer           1995    Leased       5,064             ---
Houston, Texas


      The Company acquired Beal Bank Center I in 1992 and currently occupies 35,270 square feet in the building. At December 31, 1998, the building was 79% occupied. At December 31, 1998, the Company's total investment in the property was $6.3 million with a net book value of $4.6 million.

      The total net book value of the Bank's premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at December 31, 1998 was $5.7 million.


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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


      No matters were submitted to a vote of security holders of the Company during the quarter ended December 31, 1998.


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

                                     At June 30,               At December 31,
                                    --------------       ------------------------------
                                     1995     1996        1996        1997       1998
                                    ------  -------      -------    --------    -------
                                                (Dollars In Thousands)
Selected Financial
 Condition Data:
Total assets..............        $632,866  $1,269,279  $1,394,906  $1,365,754  $1,353,474
Loans receivable, net.....         493,168     897,414   1,054,204     887,833   1,045,546
Securities available for
   sale...................          40,714     194,699     123,939     111,376      89,581
Deposits..................         458,165     891,304   1,043,433   1,001,476   1,005,617
Total borrowings..........         115,898     263,519     217,842     174,787     144,378
Stockholders' equity......          52,400      93,172     116,797     160,820     191,226


                                                Twelve
                                                Months
                                                Ended          Year Ended
                           Year Ended June 30, December 31,    December 31,
                           ------------------- ------------  -----------------
                              1995     1996        1996         1997    1998
                           --------   -------- ------------  -------- --------
                                       (Dollars In Thousands)
Selected Operations Data:

Total interest income.....  $63,795 $140,948   $177,339     $169,181  $149,966
Total interest expense....   20,981   56,818     67,708       67,856    57,817
                            ------- --------   --------     --------  --------
Net interest income.......   42,814   84,130    109,631      101,325    92,149
Provision for loan losses.    4,045    9,044      6,423        3,410     5,577
                            ------- --------   --------     --------  --------
Net interest income after
 provision for loan losses   38,769   75,086    103,208       97,915    86,572
Gain on sales of interest-
 earning assets...........    9,408    8,413      6,101          550       ---
Gain on sales of real
 estate                       4,412    7,068     10,776       13,708    39,155
Other non-interest income.      109    1,202      2,615        3,013     6,055
                            -------- -------   --------     --------  --------
Total non-interest income.   13,929   16,683     19,492       17,271    45,210
Total non-interest expense   12,145   22,456     38,588       22,144    20,513
                            -------  -------   --------     --------  --------
Income before income taxes   40,553   69,313     84,112       93,042   111,269
Income taxes..............   15,176   25,153     30,280        6,408     6,049
                            -------  -------   --------     --------  --------
Net income................  $25,377  $44,160   $ 53,832     $ 86,634  $105,220
                            =======  =======   ========     ========  ========

                                                          Twelve
                                                          Months        Year
                                                          Ended        Ended
                                   Year Ended June 30, December 31, December 31,
                                   ------------------- ------------ ------------
                                       1995    1996       1996      1997   1998
                                   --------- --------- ------------ ----- ------


SELECTED FINANCIAL RATIOS
 AND OTHER DATA:
Performance Ratios:
   Return on assets (ratio
    of net income to
    average total assets).........       5.76%   4.46%     4.36%   6.66%   8.98%
   Return on equity (ratio
    of net income to
    average equity)...............      64.76   64.51     57.10   59.77   61.32
   Interest rate spread
    information, average
    during period.................      10.50    9.43      9.64    8.72    8.80
   Net interest margin(1).........      10.65    9.32      9.68    8.86    9.07
   Ratio of operating expense
    to average total
    assets........................       2.74    2.27      3.13    1.71    1.75
   Ratio of average interest
    -earning assets to
    average interest-bearing
    liabilities...................     102.89   98.30    102.29  102.60  104.78

Quality Ratios:
   Net non-performing assets to
    total assets, at
    end of period.................       7.07   11.84     17.77   17.88   12.80
   Allowance for loan losses
    to net non- performing loans..      17.06    9.65      6.49    9.17   11.49
   Allowance for loan losses to
    loans receivable, net.........       1.24    1.32      1.25    1.34    1.33
   Net charge-offs to average
    loans, net....................        .41     .39       .38     .49     .43

Equity Ratios:
   Equity to total assets, at
    end of period.................       8.28    7.34      8.37   11.78   14.13
   Average equity to average assets      8.84    6.91      7.64   11.19   14.65

Ratio of Earnings to Fixed Charges:
   Excluding interest on deposits.       6.6:1   7.4:1     8.1:1 10.4:1  11.4:1
   Including interest on deposits.       2.3:1   1.4:1     1.4:1  1.5:1   2.1:1

Other Data:
   Number of full-service offices.           2       3         3      3       2

(1) Net interest income divided by average interest-earning assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The Company's results of operations are dependent primarily on net interest income, which is determined by the difference between the yield earned on interest-earning assets and rates paid on interest-costing liabilities ("interest rate spread"). The yield on interest-earning assets is enhanced by the accretion of unearned discounts, which are recognized on the level yield method as dictated by generally accepted accounting principles. Results of operations are also affected by the Company's provision for loan losses, the level of operating expenses, and the net gain (loss) from loans or other assets which have been sold. Due to the substantial discounts generally associated with the majority of the Company's purchased loans in prior years, the gains recognized upon the sales of such loans or the underlying collateral have been significant.

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

FINANCIAL CONDITION

      The Company's total assets remained unchanged at $1.4 billion at December 31, 1998 and December 31, 1997, respectively. The asset composition changed, however, with net loans increasing approximately $157.7 million, due to loan purchases exceeding loan payoffs. This increase was funded primarily by a decline in cash balances of $78.7 million and proceeds received upon the disposition of $70.3 million real estate held for investment or sale.

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

      Total liabilities decreased $42.7 million from December 31, 1997 to December 31, 1998, primarily due to a decrease in Federal Home Loan Bank advances of $30.0 million and a $16.4 million decrease in other liabilities.

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

      Stockholders' equity increased $30.4 million or 18.9% from $160.8 million at December 31, 1997 to $191.2 million at December 31, 1998. Stockholders' equity increased $44.0 million, or 41.0%, from $116.8 million at December 31, 1996 to $160.8 million at December 31, 1997. These increases were due to earnings, net of dividends paid to stockholders. Dividends paid to stockholders totaled $87.6 million and $33.0 million during the years ended December 31, 1998 and 1997, respectively. The Company anticipates future dividends to be significant, subject to limitations imposed upon the Company by the Trust Indenture (the "Indenture") governing the Senior Notes. The Indenture limits dividends to 50% of consolidated net income since August 1, 1995. At December 31, 1998, under the terms of the Indenture, the Company would have been permitted to dividend an additional $7.3 million.

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

      AVERAGE BALANCE, INTEREST AND AVERAGE YIELDS AND RATES. The following tables present for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. All average balances are daily average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

                             Twelve Months Ended December                             Year Ended December 31,
                             -----------------------------    ------------------------------------------------------------------
                                         1996                            1997                                 1998
                             -----------------------------    -------------------------------    -------------------------------
                               Average    Interest             Average      Interest              Average     Interest
                             Outstanding   Earned/   Yield/   Outstanding    Earned/    Yield/  Outstanding   Earned/     Yield/
                               Balance      Paid      Rate      Balance       Paid      Rate      Balance       Paid        Rate
                             -----------  ---------  ------  -----------    --------   -------  -----------   --------    ------
                                                            (Dollars in Thousands)
Interest-Earning Assets:
 Loans receivable(1)........  $  947,653  $164,675   17.38%  $  967,265     $157,458    16.28%   $  853,697    $139,456   16.34%
 Mortgage-backed securities.     145,995    10,434    7.15      117,141        8,407     7.18       101,805       7,334    7.20
 Interest-earning deposits..      31,463     1,781    5.66       49,653        2,730     5.50        52,940       2,709    5.12
 FHLB stock.................       7,649       449    5.87        9,835          586     5.96         7,887         467    5.92
                              ----------  --------           ----------     --------             ----------    --------
Total interest-earning
   assets(1)................  $1,132,760   177,339   15.66   $1,143,894      169,181    14.79    $1,016,329    $149,966   14.76
                              ==========  --------           ==========     --------             ==========    ========

Interest-Bearing
 Liabilities:
 Savings deposits...........     158,392     8,111    5.12      185,233        9,025     4.87       173,491       8,323    4.80
 Certificate accounts.......     821,848    47,781    5.81      847,937       48,955     5.77       692,172      38,770    5.60
 Senior notes, net..........      57,042     7,918   13.88       57,131        7,986    13.98        57,233       8,077   14.11
 Borrowings.................      70,077     3,898    5.56       28,286        1,890     6.68        47,071       2,647    5.62
                              ----------  --------           ----------     --------             ----------    --------
  Total interest-bearing
   liabilities..............  $1,107,359    67,708    6.11   $1,118,587       67,856     6.07    $  969,967      57,817    5.96
                              ==========  --------           ==========     --------             ==========    --------

Net interest income.........              $109,631                          $101,325                           $ 92,149
                                          ========                          ========                           ========
Net interest rate spread....                          9.55%                              8.72%                             8.80%
Net earning assets..........  $   25,401                     $   25,307                          $   46,362
                              ==========                     ==========                          ==========
Net yield on average
 interest-earning assets....                          9.68%                              8.86%                             9.07%
Average interest-earning
 assets to average
 interest-bearing
 liabilites.................                102.29%                           102.26%                           104.78%


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

                                     Twelve Months Ended
                                    December 31, 1996 vs              Year Ended
                                         Year Ended               December 31, 1997 vs
                                      December 31, 1997             December 31, 1998
                                 ----------------------------   -----------------------
                                     Increase                     Increase
                                    (Decrease)        Total      (Decrease)        Total
                                      Due to        Increase       Due to        Increase
                                   Volume    Rate  (Decrease)   Volume   Rate   (Decrease)
                                  --------  ------ ---------- --------  ------  -----------
                                                  (Dollars in Thousands)
Interest-Earning Assets:
 Loans receivable................ $    34 $  1,021   $ 1,055  $(16,528) $ (1,434) $(17,962)
 Loans receivable - discount.....   3,479  (11,751)   (8,272)   (2,026)    1,986       (40)
                                  -------  -------   -------  --------  --------  --------
 Loans receivable - total........   3,513  (10,730)   (7,217)  (18,554)      552   (18,002)
 Mortgage-backed securities......  (2,071)      44    (2,027)   (1,105)       32    (1,073)
 Interest-earning deposits.......     999      (50)      949       448      (469)      (21)
 Other...........................     130        7       137      (115)       (4)     (119)
                                  -------   ------   -------  --------  --------  --------
   Total interest-earning assets. $ 2,571 $(10,729)   (8,158)  (19,326)      111   (19,215)
                                  ======= ========   -------  --------  --------  --------

Interest-Bearing Liabilities:
 Savings deposits................ $ 1,281 $   (367)  $   914  $   (565) $   (137) $   (702)
 Certificate accounts............   1,503     (329)    1,174    (8,762)   (1,423)  (10,185)
 Senior notes, net...............      12       56        68        14        77        91
 Borrowings......................  (3,031)   1,023    (2,008)      994      (237)      757
                                  ------- --------   -------  --------  --------  --------

   Total interest-bearing
    liabilities.................. $  (235)$    383       148  $ (8,319) $ (1,720)  (10,039)
                                  ======= ========   -------  ========  ========  --------

Change in net interest income....                    $(8,306)                     $ (9,176)
                                                     =======                      ========

COMPARISON OF OPERATING RESULTS FOR THE FISCAL YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

      NET INCOME. For the fiscal year ended December 31, 1998, net income of $105.2 million represented an increase of $18.6 million, or 21.5% from $86.6 million for the year ended December 31, 1997. As discussed in more detail below, the increase in net income was primarily due to an increase in gain on real estate transactions of $25.4 million. This increase, coupled with a decrease of $1.6 million in non-interest expense, offsets a $2.2 million increase in the provision for loan losses and a $19.2 million decrease in total interest income.

      NET INTEREST INCOME. Net interest income decreased $9.2 million, or 9.1%, from $101.3 million at December 31, 1997 to $92.1 million at December 31, 1998, primarily due to a $127.6 million or 11.2% decline in the average balance of interest-earning assets. The net interest spread, however, increased slightly to 8.8% for the year ended December 31, 1998 from 8.7% for the twelve months ended December 31, 1997.

      INTEREST INCOME. Interest income decreased $19.2 million, or 11.4%, from $169.2 million at December 31, 1997 to $150.0 million at December 31, 1998. Interest on loans, including fees, decreased $18.0 million primarily due to the decrease in the average balance of loans receivable. Interest on investment securities decreased $1.2 million and purchased discount accretion remained virtually unchanged.

      INTEREST EXPENSE. Interest expense decreased $10.0 million or 14.8%, from $67.8 million at December 31, 1997 to $57.8 million at December 31, 1998 primarily due to a $10.9 million decrease in interest expense on deposits. The average balance of interest-bearing liabilities decreased $148.6 million during the year ended December 31, 1998 reflecting the reduction in the average balance of deposits.

      PROVISION FOR LOAN LOSSES. The provision for loan losses is determined by management as an amount sufficient to maintain the allowance for loan losses at a level considered adequate to absorb future losses inherent in the loan portfolio in accordance with generally accepted accounting principles. The provision for loan losses increased $2.2 million, or 63.6% for the twelve months ended December 31, 1998 primarily as a result of an increase in net loans receivable during this period.

      The Company establishes an allowance for loan losses based upon a systematic analysis of risk factors in the loan portfolio. This analysis includes an evaluation of the Company's loan portfolio, past loan loss experience, current economic conditions, loan volume and growth, composition of the loan portfolio and other relevant factors. Management's analysis results in the establishment of allowance amounts by loan type based on allocations by asset classification and specific allocations based on asset reviews. The allowance for loan losses as a percentage of net non-performing loans was 11.5% at December 31, 1998 as compared to 9.2% at December 31, 1997.

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

      NON-INTEREST INCOME. Total non-interest income increased $27.9 million, or 161.8% from $17.3 million at December 31, 1997 to $45.2 million at December 31, 1998. This increase was primarily due to an increase of $25.4 million in the income attributable to gain on real estate transactions and a $3.0 million increase in other real estate operations, net.

      NON-INTEREST EXPENSE. Non-interest expense decreased $1.6 million, or 7.4% from $22.1 million at December 31, 1997 to $20.5 million at December 31, 1998, primarily due to a decrease in other operating expenses of $1.1 million during the twelve month period ended December 31, 1998.

      INCOME TAXES. Income taxes decreased slightly by $359,000 during the year ending December 31, 1998 as compared to the previous year.

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

      INTEREST INCOME. Interest income decreased $8.2 million, or 4.6%, from $177.4 million for the twelve months ended December 31, 1996 to $169.2 for the year ended December 31, 1997. The increase of $1.1 million in interest income on loans including fees was offset by a decrease of $8.3 million in purchased discount accretion and $941,000 in interest income on investment securities. The average balance of interest earning assets increased slightly, however, this increase was offset by a decrease in the yield on interest earning assets by .8% for the year ending December 31, 1997, as compared to the twelve months ended December 31, 1996. This decrease in yield was primarily due to a decrease in yield on loans, net, from 17.4% for the twelve months ended December 31, 1996 to 16.3% for the year ended December 31, 1997.

      INTEREST EXPENSE. Interest expense increased $148,000, or 0.22%, from $67.7 million for the twelve months ended December 31, 1996 to $67.9 million for the year ended December 31, 1997. The average balance of interest-bearing liabilities remained virtually the same, increasing only $11.2 million during the year ended December 31, 1997 reflecting the increase in deposit accounts and comparable decline in other borrowings during the year. The slight decrease in the average cost of interest-bearing liabilities during this period was primarily due to the shift from higher cost FHLB advances to deposit accounts.

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

      The primary investing activity of the Company is the purchase of discounted loans from the HUD and FDIC through the sealed bid process or auctions and other private sector sellers. During the years ended December 31, 1998 and 1997 and the twelve months ended December 31, 1996, the Company purchased $387.9 million, $130.4 million and $308.0 million of net loans, respectively. Loan originations for the years ended December 31, 1998 and 1997 and the twelve months ended December 31, 1996 were $85.4 million, $76.6 million and $132.5 million, respectively.

      The Company's primary financing activity is the attraction of deposits. During the years ended December 31, 1998 and 1997 and the twelve months ended December 31, 1996, the Company experienced a net increase (decrease) in deposits of $4.1 million, $(42.0) million and $57.5 million, respectively. The Company also utilizes FHLB advances to fund the Bank's discounted loan purchases. During the years ended December 31, 1998 and 1997 and the twelve months ended December 31, 1996, the Company's net financing activity (proceeds less repayments) with the FHLB totaled $(30.0) million, $(36.0) million and $(39.0) million, respectively. The Company had other borrowings of $64.4 million at December 31, 1998, including $57.3 million of Senior Notes.

      The Company has the ability to borrow additional funds from the FHLB of Dallas by pledging additional assets as collateral, subject to certain restrictions. At December 31, 1998, the Company had an undrawn advance arrangement with the FHLB for $178.9 million.

      The Bank is required to maintain minimum levels of liquid assets as defined by the Texas Department. A Texas savings bank is required to maintain liquidity in an amount not less than 10% of its average daily deposits for the most recently completed calendar quarter in cash or readily marketable securities. At December 31, 1998, the Bank's liquidity ratio was 18.0%.

      The Company's most liquid asset is cash and cash equivalents. The level of cash and cash equivalents is dependent on the Company's operating, financing, and investing activities during any given period. At December 31, 1998, 1997 and 1996 cash and cash equivalents totaled $72.1 million, $150.8 million and $65.9 million, respectively.

      The Company anticipates that it will have sufficient funds available to meet its current commitments. At December 31, 1998, the Company had commitments to originate four loans aggregating $53.4 million. Certificates of deposits which are scheduled to mature in one year or less at December 31, 1998 totaled $780.2 million reflecting consumer preference for short-term investments in the current interest rate environment. Due to the Company's high interest rate spread, management has typically relied upon interest rate sensitive short-term deposits to fund its loan purchases. The Company believes the potential interest rate risk is acceptable in view of the Company's belief that it can maintain an acceptable net interest spread. The Company further believes that based on the levels of retention of such deposits in the recent past, that a significant portion of such deposits will remain with the Company.

      At December 31, 1998, the Bank exceeded each of its three capital requirements. The following is a summary of the Bank's regulatory capital position at December 31, 1998.

                                          At December 31, 1998
                                 ----------------------------------------
                                       Required            Actual
                                 ------------------  --------------------
                                  Amount   Percent    Amount     Percent
                                 --------  --------  ---------   --------
                                          (Dollars in Thousands)
Leverage capital...............  $67,133     5.00%   $171,834      12.80%
Tier 1 risk-based capital......   59,565     6.00     171,834      17.31
Total risk-based capital.......   99,275    10.00     184,261      18.56


      Due to the amount of dividends to stockholders expected to be declared by the Board of Director's in 1999, the Company anticipates that the Bank's regulatory capital ratios will be reduced if the Bank were to experience significant growth. It is the Company's intention that any such dividends would be limited to ensure that the Bank maintains its capital ratios in excess of the ratios necessary to be classified as a "well capitalized institution" as defined in FDIC regulations. See Item 1. Business - Regulation - Insurance of Accounts and Regulation by the FDIC."

IMPACT OF INFLATION AND CHANGING PRICES

      The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Bank's operations. Nearly all the assets and liabilities of the Company are financial, unlike most industrial companies. As a result, the Company's performance is directly impacted by changes in interest rates, which are indirectly influenced by inflationary expectations. Since the Company has historically placed more emphasis on increasing net interest margin rather than on matching the maturities of interest rate sensitive assets and liabilities, changes in interest rates may have a greater impact on the Company's financial condition and results of operations. Investment rates do not necessarily change to the same extent as changes in the price of goods and services.

RATIOS OF EARNINGS TO FIXED CHARGES

      The Company's consolidated ratios of earnings to fixed charges for the year ended December 31, 1998 are set forth below. Earnings used in computing the ratios shown consist of earnings from continuing operations before taxes and interest expenses. Fixed charges, excluding interest of deposits, represent interest expense on borrowings. Fixed charges, including interest on deposits, represent all of the foregoing items plus interest on deposits. Interest expense (other than on deposits) includes interest on FHLB of Dallas borrowings, the Senior Notes and other borrowed funds.


                                     For the Year
                                        Ended
                                  December 31, 1998
                                  -----------------
Excluding interest on
 deposits..................             11.4:1
Including interest on
 deposits..................              2.1:1

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

      Management monitors the Bank's interest rate risk as one component of its business risk. The Bank has an Investment Committee consisting of the Chairman of the Board, the President and two outside Directors. The Bank's Chief
Executive   Officer,   Senior   Vice   President/Controller   and  Senior   Vice
President/Compliance also attend all Investment Committee meetings. This committee meets at least quarterly to review the Bank's interest rate risk position and profitability and to make recommendations for adjustments to the Bank's Board of Directors. This committee also reviews the Bank's portfolio, formulates investment strategies and oversees the timing and implementation of transactions to assure attainment of the Board's objectives in the most effective manner. In addition, the Committee reviews on a quarterly basis the Bank's asset/liability position, including the sensitivity of the market value of portfolio equity based on various interest rate scenarios.

      In managing its asset/liability mix, the Bank has, depending on the relationship between long- and short-term interest rates, market conditions and consumer preference, placed more emphasis on increasing net interest margin to enhance net interest income than on matching the interest rate sensitivity of its assets and liabilities. Management believes that due to the high yield the Bank earns on its assets resulting from accretion of purchased discount, the increased net interest income resulting from a mismatch in the maturity of its asset and liability portfolios can, during periods of declining or stable interest rates, provide high enough returns to justify the increased exposure to sudden and unexpected increases in interest rates. In addition, the majority of the Bank's loan originations, renewals, or modifications are made at adjustable interest rates to improve the interest rate sensitivity of the Bank's loan portfolio. The Bank believes that it has the ability to restructure its liabilities very quickly by extending the maturities of FHLB advances and pricing deposits to attract funds with longer terms to maturity. It should be noted that an extension of maturities may result in a higher cost of funds.

      As indicated in the table below, at December 31, 1998, the Bank's interest-bearing liabilities repricing in one year or less exceeded interest-earning assets maturing during the same period by $296.7 million, resulting in a one-year negative gap equal to 26.7% of its interest-earning assets at that date. Despite the Bank's negative gap position, management believes that the Bank's interest rate risk is acceptable given its high yield on earning assets. This high yield is a direct result of (i) purchasing performing loans at a discount, (ii) prepayments of loans in full that have been purchased at a discount and (iii) successfully resolving non-performing loans so that they are performing and thus begin to amortize the discount as the loans are paid down.

      The following table sets forth the interest rate sensitivity of the Bank's net assets and liabilities at December 31, 1998 on the basis of the following assumptions. It is assumed that adjustable-rate assets and liabilities would reprice at their earliest repricing date and fixed-rate assets and liabilities would reprice on their contractual maturity date. Money market deposit accounts ("MMDA's") and savings deposits are assumed to reprice in accordance with FIDICIA Section 305 guidelines, as follows: Fifteen percent of MMDA's are assumed to reprice in 0-3 months, 45% in 3-12 months and 40% in 1-3 years; savings deposits are assumed to reprice at 5% in 0-3 months, 15% in 3-12 months, 40% in 1-3 years and 40% in 3-5 years. All prepayment assumptions are based on the Bank's historical experience while liability repricing assumptions are based on industry averages used for the purpose of assessing interest rate sensitivity, which the Company believes does not differ materially from its historical experience. Balances in all instruments are kept stable with the assumption that runoff is reinvested in the same instrument. Nonaccrual loans are not reflected below.

                                                        Maturing or Repricing
                                 --------------------------------------------------------------------------
                                             Over 1      Over 2   Over 3    Over 5
                                  1 Year    Year to     Years to  Years to  Years to   Over 10
                                 or Less   Two Years  Three Years  5 Years  10 Years    Years       Total
                                 --------- ---------- ----------- -------- ---------  --------   ----------
                                                             (Dollars in Thousands)
Fixed rate one- to four-family,
 commercial real estate and
 construction loans.......        $ 32,844    $38,847    $27,565   $72,644   $58,722   $132,986  $  363,607
Adjustable rate one- to four-
 family, commercial real estate
 and construction loans...         442,292      1,973     35,315     9,611     1,421        278     490,890
Commercial business loans.          17,911        174        451       221     1,493        965      21,215
Consumer loans............          25,764      3,070      6,229    22,799     3,677      7,124      68,663
Interest-earning deposits.          66,599        ---        ---       ---       ---        ---      66,599
FHLB Stock................           9,877        ---        ---       ---       ---        ---       9,877
Securities available for sale and
  other investments.......          89,581        ---        ---       ---       ---        ---      89,581
                                  --------    -------    -------   -------   -------   --------  ----------
     Total interest-earning
       assets............          684,868     44,063     69,560   105,275    65,313    141,353   1,110,432

Money market accounts.....         108,092     36,031     36,031       ---       ---        ---     180,154
Commercial demand.........          12,667        ---        ---       ---       ---        ---      12,667
Savings deposits..........             623        623        623     1,248       ---        ---       3,117
Certificate accounts......         780,151     25,018      3,293     1,217         0          0     809,679
Subordinated debt, net....             ---        ---     57,295       ---       ---        ---      57,295
FHLB advances.............          80,000        ---        ---       ---       ---        ---      80,000
Other borrowings..........               0        912      5,852         0         0        319       7,083
                                  --------    -------    -------   -------   -------   --------  ----------
     Total interest-bearing
       liabilities........         981,533     62,584    103,094     2,465         0        319   1,149,995

Interest-earning assets less
 interest-bearing
 liabilities..............       ($296,665)  ($18,521)  ($33,534) $102,810   $65,313   $141,034    ($39,563)

Cumulative interest-rate
 sensitivity gap..........       ($296,665) ($315,186) ($348,720)($245,910)($180,597)  ($39,563)   ($39,563)

Cumulative interest-rate gap
 as a percentage of total assets
 at December 31, 1998.....          (21.92)%   (23.29)%   (25.76)%  (18.17)%  (13.34)%    (2.92)%     (2.92)%

Cumulative interest-rate gap as
 a percentage of interest-earning
 assets at December 31, 1998        (26.72)%   (28.38)%   (31.40)%  (22.15)%  (16.26)%    (3.56)%     (3.56)%

Cumulative interest-rate gap as a
 percentage of interest-bearing
 liabilities at
 December 31, 1998......            (25.80)%   (27.41)%   (30.32)%  (21.38)%  (15.70)%    (3.44)%     (3.44)%

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

      The table below sets forth, as of December 31, 1998, the estimated changes in (i) the Bank's market value of portfolio equity ("MVPE") (i.e., the present value of expected cash flows from assets, liabilities and off-balance sheet contracts) and (ii) the Bank's net interest income on December 31, 1998, presented on an annualized basis which would result from the designated instantaneous changes in the U.S. Treasury yield curve. Yields used in the table to compute Net Interest Income and MVPE reflect actual effective yields for the quarter ended December 31, 1998, annualized.

                  Percentage Change In:                           Change      Change               Dollar      Percent
Change in      Net Interest Income       MVPE              Net    in Net      in Net               Change      Change
Interest Rates  Board   Projected   Board  Projected     Interest Interest    Interest             in          in
(Basis Points) Limit%(1) Change%   Limit % Change %      Income   Income      Income %    MVPE     MVPE        MVPE
-------------- --------- -------   ------- ---------   ---------- ---------   --------  --------   ----------  -------
                                                 (Dollars in Thousands)
     +400      (75)%    (10.6)%      (75)%  (31.5)%    $ 82,516   $ (9,793)    (10.6)%  $120,524   $ (55,365)  (31.5)%
     +300      (50)      (7.9)       (50)   (24.4)       84,996     (7,313)     (7.9)    132,929     (42,960)  (24.4)
     +200      (35)      (5.2)       (35)   (16.9)       87,466     (4,843)     (5.2)    146,235     (29,654)  (16.9)
     +100      (25)      (2.6)       (25)    (8.7)       89,927     (2,382)     (2.6)    160,524     (15,365)   (8.7)
        0        0          0          0        0        92,309          0         0     175,889           0       0
     -100      (25)       9.3        (25)     8.3       100,879      8,507       9.3     190,479      14,590     8.3
     -200      (35)      21.4        (35)    15.3       112,094     19,785      21.4     202,860      26,971    15.3
     -300      (55)      36.4        (50)    20.5       125,927     33,618      36.4     211,891      36,002    20.5
     -400      (75)      55.6        (75)    23.0       143,596     51,287      55.6     216,375      40,486    23.0

---------------------------
(1) Reflects the limits established by the Board of Directors.

      As indicated in the table above, management has structured its assets and liabilities to increase net interest margin rather than minimize its exposure to interest rate risk. As a result, the changes in the Bank's MVPE reflected above exceed industry averages. In the event of a 400 basis point change in interest rates, the Bank would experience a 23.0% increase in MVPE and a 55.6% increase in net interest income in a declining rate environment and a 31.5% decrease in MVPE and a 10.6% decrease in net interest income in a rising rate environment. The Bank's asset and liability structure results in a decrease in MVPE in a rising interest rate environment and an increase in MVPE in a declining interest rate scenario. During periods of rising rates, the value of monetary assets and monetary liabilities decline. Conversely, during periods of falling rates, the value of monetary assets and liabilities increase. However, the amount of change in value of specific assets and liabilities due to changes in rates is not the same in a rising rate environment as in a falling rate environment (i.e., the amount of value increase under a specific rate decline may not equal the amount of value decrease under an identical upward rate movement). The decrease in MVPE in a rising interest rate environment is the result of management's use of relatively short-term liabilities to fund its purchases of loans with substantially longer terms to maturities. While this results in a decrease in MVPE during a rising rate environment and an increase in MVPE in a falling rate environment, management believes that the level of the Bank's net interest spread enables the Bank to incur this additional interest rate risk.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION


                  BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----

Report of Independent Certified Public Accountants......................   54

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 1998 and 1997............   55

Consolidated  Statements  of Income for the years  ended  December  31,
  1998 and 1997, the six months ended December 31, 1996 and the year
  ended June 30, 1996...................................................   56

Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 1998 and 1997,  the six months  ended  December 31, 1996
 and the year ended June 30, 1996.......................................   57

Consolidated  Statements of Cash Flows for the years ended December 31,
 1998 and 1997, the six months ended December 31, 1996 and the year
 ended June 30, 1996....................................................   58

Notes to Consolidated Financial Statements..............................   61

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





Board of Directors
Beal Financial Corporation


We have audited the accompanying consolidated balance sheets of Beal Financial Corporation and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended, the six months ended December 31, 1996 and the year ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beal Financial Corporation and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for the years then ended, the six months ended December 31, 1996 and the year ended June 30, 1996, in conformity with generally accepted accounting principles.


/s/ Grant Thornton LLP


Dallas, Texas
February 12, 1999


                   BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)


                                                                       December 31,
                                                               ------------------------
                                                                  1998            1997
                                                               ---------     ----------
ASSETS
    Cash                                                      $    5,540     $      630
    Interest-bearing deposits with Federal Home Loan Bank         66,599        150,219
                                                              ----------     ----------
                  Cash and cash equivalents                       72,139        150,849

    Accrued interest receivable                                   12,983         13,071
    Securities - available for sale                               89,581        111,376
    Loans receivable, net                                      1,045,546        887,833
    Federal Home Loan Bank stock                                   9,877         10,203
    Real estate held for investment or sale                      106,353        176,682
    Premises and equipment, net                                    5,699          6,351
    Other assets                                                  11,296          9,389
                                                              ----------     ----------
                                                              $1,353,474     $1,365,754
                                                              ==========     ==========

LIABILITIES
    Deposit accounts                                          $1,005,617     $1,001,476
    Federal Home Loan Bank advances                               80,000        110,000
    Senior notes, net                                             57,295         57,188
    Other borrowings                                               7,083          7,599
    Other liabilities                                             12,253         28,673
                                                              ----------     ----------
                  Total liabilities                            1,162,248      1,204,936

COMMITMENTS AND CONTINGENCIES                                         --             --

STOCKHOLDERS' EQUITY
    Common stock, $1 par value per share; authorized,375
       shares; issued and outstanding,300 shares                     300            300
    Additional paid-in capital                                     2,740          2,740
    Accumulated other comprehensive income                         3,909          3,722
    Retained earnings                                            184,277        154,056
                                                              ----------     ----------
                  Total stockholders' equity                     191,226        160,818
                                                              ----------     ----------
                                                              $1,353,474     $1,365,754
                                                              ==========     ==========


        The accompanying notes are an integral part of these statements.

                   BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)



                                                             Year Ended         Six Months
                                                             December 31,         Ended       Year Ended
                                                       ----------------------   December 31,   June 30,
                                                         1998         1997          1996         1996
                                                       --------     --------     --------     --------

Interest income:
    Loans, including fees and purchase
       discount accretion                              $139,456     $157,458     $ 82,177     $131,544
    Investment securities                                10,510       11,723        5,875        9,404
                                                       --------     --------     --------     --------
          Total interest income                         149,966      169,181       88,052      140,948

Interest expense:
    Deposits                                             47,093       57,980       28,221       45,915
    Federal Home Loan Bank advances
       and other borrowings                               2,647        1,890        1,758        3,999
    Senior notes                                          8,077        7,986        3,962        6,904
                                                       --------     --------     --------     --------
          Total interest expense                         57,817       67,856       33,941       56,818
                                                       --------     --------     --------     --------
          Net interest income                            92,149      101,325       54,111       84,130

Provision for loan losses                                 5,577        3,410        3,314        9,044
                                                       --------     --------     --------     --------
          Net interest income after provision
              for loan losses                            86,572       97,915       50,797       75,086

Noninterest income:
    Gains on real estate transactions                    39,155       13,708        6,434        7,068
    Other real estate operations, net                     5,466        2,486        1,202        1,108
    Gain on sales of loans                                   --          550        1,701        8,413
    Other operating income                                  589          527          723           94
                                                       --------     --------     --------     --------
          Total noninterest income                       45,210       17,271       10,060       16,683

Noninterest expense:
    Salaries and employee benefits                        8,083        8,318       15,615        8,232
    Occupancy and equipment                               2,185        2,392        1,143        2,049
    SAIF deposit insurance premium                          609          676        2,605        1,332
    Loss on sales of securities available for sale           --           --          437          587
    Other operating expense                               9,636       10,758        6,851       10,256
                                                       --------     --------     --------     --------
          Total non-interest expenses                    20,513       22,144       26,651       22,456
                                                       --------     --------     --------     --------
          Income before income taxes                    111,269       93,042       34,206       69,313

Income taxes                                              6,049        6,408       12,152       25,153
                                                       --------     --------     --------     --------

          NET INCOME                                   $105,220     $ 86,634     $ 22,054     $ 44,160
                                                       ========     ========     ========     ========
Basic income per common share                          $ 350.73     $ 288.78     $  73.51     $ 147.20
                                                       ========     ========     ========     ========
Weighted average number of common
    shares outstanding                                      300          300          300          300
                                                       ========     ========     ========     ========

         The accompanying notes are an integral part of this statement.

                   BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)
                                                                            Accumulated
                                                                Additional    other
                                              COMMON STOCK      paid-in     comprehensive  Retained
                                           SHARES     AMOUNT     CAPITAL    INCOME (LOSS)  EARNINGS     TOTAL
Balance at July 1, 1995                       300   $     300   $   2,740   $      --    $  49,360    $  52,400
  Comprehensive income:
    Net income                                 --          --          --          --       44,160       44,160
    Unrealized loss on securities
       available for sale, net of
       reclassification adjustment
       and tax effects                         --          --          --        (862)          --         (862)
                                        ---------   ---------   ---------   ---------    ---------    ---------
           Total comprehensive income                                                                    43,298
                                                                                                      ---------
  Dividends declared                           --          --          --          --       (2,526)      (2,526)
                                        ---------   ---------   ---------   ---------    ---------    ---------
Balance at June 30, 1996                      300         300       2,740        (862)      90,994       93,172
  Comprehensive income:
    Net income                                 --          --          --          --       22,054       22,054
    Unrealized gain on securities
       available for sale, net of
       reclassification adjustment
       and tax effects                         --          --          --       1,571           --        1,571
                                        ---------   ---------   ---------   ---------    ---------    ---------
          Total comprehensive income                                                                     23,625
                                                                                                      ---------

Balance at December 31, 1996                  300         300       2,740         709      113,048      116,797
  Comprehensive income:
    Net income                                 --          --          --          --       86,634       86,634
    Unrealized gain on securities
       available for sale, net of
       reclassification adjustment
       and tax effects                         --          --          --       3,013           --        3,013
                                        ---------   ---------   ---------   ---------    ---------    ---------
          Total comprehensive income                                                                     89,647
                                                                                                      ---------
  Dividends declared                           --          --          --          --      (45,626)     (45,626)
                                        ---------   ---------   ---------   ---------    ---------    ---------
Balance at December 31, 1997                  300         300       2,740       3,722      154,056      160,818
  Comprehensive income:
    Net income                                 --          --          --          --      105,220      105,220
    Unrealized gain on securities
       available for sale, net of
       reclassification adjustment
       and tax effects                         --          --          --         187           --          187
                                        ---------   ---------   ---------   ---------    ---------    ---------
         Total comprehensive income                                                                     105,407
                                                                                                      ---------
  Dividends declared                           --          --          --          --      (74,999)     (74,999)
                                        ---------   ---------   ---------   ---------    ---------    ---------
Balance at December 31, 1998                  300   $     300   $   2,740   $   3,909    $ 184,277    $ 191,226
                                        =========   =========   =========   =========    =========    =========


         The accompanying notes are an integral part of this statement.

                   BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                         Six months
                                                        Year ended        ended      Year ended
                                                       December 31,     December 31,  June 30,
                                                  --------------------  ------------ -----------
                                                    1998         1997       1996         1996
                                                  --------    --------  ------------ -----------
Operating activities
    Net income ................................  $ 105,220   $  86,634   $  22,054   $  44,160
    Adjustments to reconcile net income
       to net cash provided by (used in)
       operating activities
          Depreciation and amortization .......      2,014       2,468       1,071       1,791
          Accretion of purchase discount ......    (44,633)    (44,673)    (30,451)    (38,926)
          Provision for loan losses ...........      5,577       3,410       3,314       9,044
          Amortization of bond discount
              and underwriting costs ..........        746         654         297         477
          Gains on real estate transactions ...    (39,155)    (13,708)     (6,434)     (7,068)
          Gain on sales of loans ..............       --          (550)     (1,701)     (8,413)
          Loss on sales of securities
              available for sale ..............       --          --           437         587
          Loss on sales of premises and
              equipment .......................        189           7          71        --
    Changes in operating assets and liabilities
       Accrued interest receivable ............       (738)     (1,361)     (1,249)    (11,102)
       Prepaid expenses and other assets ......       (606)       (334)       (191)     (4,515)
       Other liabilities and accrued expenses .     (6,154)      2,225      (7,573)     14,842
                                                 ---------   ---------   ---------   ---------
              Net cash provided by (used in)
                   operating activities .......     22,460      34,772     (20,355)        877
                                                 =========   =========   =========   =========


         The accompanying notes are an integral part of this statement.

                   BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (In thousands)


                                                           Year ended          Six months
                                                          December 31,           ended      Year ended
                                                     ---------------------     December 31,  June 30,
                                                         1998       1997          1996         1996
                                                     ---------    ---------    ---------    ----------
Investing activities
    Proceeds from sales of loans                     $      --    $      26    $   8,477    $  19,045
    Proceeds from:
       Sales of securities available for sale               --           --       68,134      151,744
       Maturities of securities available for sale      22,363       15,306        4,674       10,954
       Sales of real estate                            112,222       34,929       16,446       11,067
       Sale of Federal Home Loan Bank stock              4,181           --           --           --
    Purchases of:
       Loans and bid deposits on loan purchases       (387,858)    (130,418)    (273,885)    (541,173)
       Securities available for sale                        --           --           --     (318,769)
       Federal Home Loan Bank stock                     (3,855)        (585)        (278)      (1,865)
       Real estate held for investment or sale          (3,541)     (17,395)     (10,525)     (18,519)
       Premises and equipment, net                        (404)        (443)        (412)      (1,406)
    Loan originations and advances, less loan
       collections                                     269,697      266,850      111,791      136,265
                                                     ---------    ---------    ---------    ---------
              Net cash provided by (used in)
                  investing activities                  12,805      168,270      (75,578)    (552,657)
                                                     =========    =========    =========    =========


     The accompanying notes are an integral part of these statements.


                   BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (In thousands)


                                                                             Six months
                                                          Year ended          ended       Year ended
                                                          December 31,       December 31,  June 30,
                                                   ----------------------    ------------ -----------
                                                      1998         1997         1996         1996
                                                   ---------    ---------    ------------ -----------
Financing activities
    Net increase (decrease) in deposit accounts    $   4,141    $ (41,958)   $ 152,130    $ 433,168
    Proceeds from long-term debt                          --          162        1,158       17,776
    Repayments of long-term debt                        (516)      (7,311)      (7,785)      (3,767)
    (Repayments) advances from the Federal
       Home Loan Bank                                (30,000)     (36,000)     (39,000)      74,000
    Proceeds from issuance of senior notes                --           --           --       54,492
    Cash dividend paid                               (87,600)     (33,026)          --          (26)
                                                   ---------    ---------    ---------    ---------
          Net cash provided by (used in)
              financing activities                  (113,975)    (118,133)     106,503      575,643
                                                   ---------    ---------    ---------    ---------
          Increase (decrease) in cash and cash
              equivalents                            (78,710)      84,909       10,570       23,863

Cash and cash equivalents at beginning of period     150,849       65,940       55,370       31,507
                                                   ---------    ---------    ---------    ---------
Cash and cash equivalents at end of period         $  72,139    $ 150,849    $  65,940       55,370
                                                   =========    =========    =========    =========

Supplemental disclosure of cash flow information
    Cash paid during the period for
       Interest                                    $  57,124    $  66,661    $  36,319    $  19,049
       Income taxes                                $  11,541    $   2,215    $  18,780    $   5,550

Supplemental disclosures of noncash investing
    and financing activities
       Real estate acquired in foreclosure
          or in settlement of loans                $  17,813    $  89,850    $  27,615    $   6,752

Assumption of majority stockholders'
    indebtedness in lieu of cash dividend          $      --    $      --    $      --    $   2,500


         The accompanying notes are an integral part of this statement.

                   BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

    NATURE OF OPERATIONS: Beal Financial Corporation (the Company), through its subsidiary, Beal Bank (the Bank), collectively, (the Corporation) operates two branches in Dallas and Houston, Texas. The Bank's primary business consists of purchasing pools of loans generally at a discount from the principal balances of the loans. These loans are generally purchased from the Resolution Trust Corporation ("RTC"), the Federal Deposit Insurance Corporation ("FDIC"), and the U.S. Department of Housing and Urban Development ("HUD"). The Bank also provides loans and banking services to consumer and commercial customers in the market areas in which its branches are located.

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

    A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. For impaired loans, the accrual of interest is discontinued when the net carrying value of the loan equals the net realizable value of the underlying collateral. Impairments of loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, its observable market price, or fair value of collateral if the loan is collateral dependent.

    Discounts on mortgage loans purchased by the Corporation are amortized to income using the interest method over a remaining period which is the longer of the contractual maturity or the remaining amortization term of the note. Upon early payoff, any remaining discount collected is taken into income and reflected in the financial statements as interest income. Discounts on loans originated are recognized over the lives of the loans using methods that approximate the interest method. The amortization of discounts is discontinued when the net carrying value of the loan equals the net realizable value of the underlying collateral or, if earlier, the contractual maturity of the loan.

                   BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                                 (In thousands)



NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES - Continued

     Loans in process of foreclosure are classified as loans until legal title is transferred.

    INVESTMENT SECURITIES: The Corporation classifies investments as available for sale and records them at fair value, with unrealized gains and losses, net of income taxes, excluded from earnings and reported as other comprehensive income.

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

    REAL ESTATE HELD FOR INVESTMENT OR SALE: Real estate properties held for investment are carried at the lower of cost, including cost of improvements and amenities incurred subsequent to acquisition, or net realizable value
    (fair value). Costs relating to development and improvement of the real estate are capitalized, whereas costs relating to the holding of property are expensed. Real estate properties acquired through or in lieu of loan foreclosure are initially recorded at fair value less cost to sell at the date of foreclosure.

    Valuations are periodically performed by management, and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds its fair value.

    INCOME PER COMMON SHARE: Basic income per common share is based on the weighted average number of common shares outstanding during each year. There are no potentially dilutive common shares.

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

     Effective January 1, 1997, the Corporation and all of its subsidiaries, except for Beal Affordable Housing, Inc. and BRE-N, Inc., elected to be taxed as S Corporations, and their federal income taxes are the responsibility of the Corporation's stockholders.

     OFF-BALANCE SHEET FINANCIAL INSTRUMENTS: In the ordinary course of business, the Corporation has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

     SEGMENT INFORMATION: The Corporation operates in one principal business segment, acquiring and providing loans and banking services within the United States.

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

       SENIOR NOTES: Fair value for senior notes is based upon the closing market price at December 31, 1998.


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

NOTE C - LOANS RECEIVABLE

    A substantial portion of the Corporation's loan portfolio consists of first mortgage loans in Texas, California, Florida and Illinois. A borrower's ability to pay in full is dependent, in some respects, upon the general economic condition of the geographic location of the underlying collateral. Loans receivable consisted of the following:


                                                         December 31,
                                                 --------------------------
                                                     1998           1997
                                                 -----------    -----------
Real estate loans
   One-to-four family first liens                $   490,717    $   213,584
   Multifamily                                       270,337        321,423
   Commercial                                        236,252        337,825
   Construction and development                       55,040         98,503
   Land                                               87,068         71,379
                                                 -----------    -----------
        Total real estate loans                    1,139,414      1,042,714

Other loans
   Consumer loans
      One-to-four family junior liens                 47,992         71,465
      Automobiles                                     31,878              1
      Timeshares                                       2,432          3,615
      Other                                            3,121          5,002
                                                 -----------    -----------
         Total consumer loans                         85,423         80,083

   Commercial business loans                          35,537         25,554
                                                 -----------    -----------
          Total other loans                          120,960        105,637
                                                 -----------    -----------
           Total loans                             1,260,374      1,148,351

Less:
   Loans in process                                   (7,493)       (16,806)
   Deferred fees and discounts                      (193,468)      (231,800)
   Allowance for loan losses                         (13,867)       (11,912)
                                                 -----------    -----------
           Total loans receivable, net           $ 1,045,546    $   887,833
                                                 ===========    ===========


The amount of loans being serviced by the Corporation for others was approximately $33,861 and $36,484 at December 31, 1998 and 1997, respectively.

    Transactions in the allowance for loan losses were as follows:

                                      Year ended      Six months
                                     December 31,       ended       Year ended
                               --------------------   December 31,   June 30,
                                  1998        1997       1996         1996
                               --------    --------    --------    --------

Balance at beginning of year   $ 11,912    $ 13,189    $ 11,832    $  6,137
   Provision for loan losses      5,577       3,410       3,314       9,044
   Charge-offs                   (3,990)     (4,956)     (1,978)     (3,385)
   Recoveries                       368         269          21          36
                               --------    --------    --------    --------

Balance at end of year         $ 13,867    $ 11,912    $ 13,189    $ 11,832
                               ========    ========    ========    ========


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

    At December 31, 1998 and 1997, all significant impaired loans have been determined to be collateral dependent and have been measured utilizing the fair value of the collateral.

    The Corporation's recorded investment in impaired loans and the related valuation allowance are as follows:


                                                    December 31, 1998        December 31, 1997
                                                ----------------------   ---------------------
                                                 Recorded    Valuation    Recorded   Valuation
                                                Investment   Allowance   Investment  Allowance
                                                ----------   ---------   ----------  ---------

Impaired loans - valuation allowance required     $ 5,503     $2,545     $ 9,412     $2,186
Impaired loans - no valuation allowance            87,044         --      79,914         --
                                                  -------     ------     -------     ------
Total impaired loans                              $92,547     $2,545     $89,326     $2,186
                                                  =======     ======     =======     ======


    The valuation allowance for impaired loans is included in the allowance for loan losses.

     The average recorded investment in impaired loans for the years ended December 31, 1998 and 1997, the six months ended December 31, 1996 and the year ended June 30, 1996, was $91,037, $132,277, $136,000, and $94,007
     respectively. Interest income on impaired loans for the years ended December 31, 1998 and 1997, the six months ended December 31, 1996 and the year ended June 30, 1996 was $7,300, $8,576, $3,830, and $8,206 respectively. Interest income foregone under the original terms of impaired loans for the years ended December 31, 1998 and 1997, the six months ended December 31, 1996, and the year ended June 30, 1996 was $7,500, $4,189, $4,341 and $5,400, respectively.


NOTE D - REAL ESTATE HELD FOR INVESTMENT OR SALE

    Real estate held for investment or sale is comprised of the following:

                                                              DECEMBER 31,
                                                       ------------------------
                                                          1998           1997
                                                       ---------      ---------

Real estate held for development and rental            $  54,642      $  64,390
Real estate held for sale                                 53,223        113,852
                                                       ---------      ---------
                                                         107,865        178,242
   Less accumulated depreciation                          (1,512)        (1,560)
                                                       ---------      ---------

     Total real estate held for investment or sale     $ 106,353      $ 176,682
                                                       =========      =========

    Income from real estate development and rental activities which has not been significant is included in other income in the statements of income. Real estate held for sale was acquired by foreclosure or by deed in lieu of foreclosure.

NOTE E - SECURITIES AVAILABLE FOR SALE

    Securities available for sale consist of the following:

                                                 Gross        Gross
                                    Amortized  unrealized   unrealized    Fair
                                      Cost       Gains        Losses     Value
                                    ---------  ----------   ----------   -----
   Mortgage-backed securities:
      December 31, 1998             $ 85,672     $3,909       $--     $ 89,581
      December 31, 1997              107,654      3,722        --      111,376

    At December 31, 1998, mortgage-backed securities valued at approximately $18,660 were pledged to another institution for the benefit of a customer of the Bank.

    The mortgage-backed securities at December 31, 1998 are scheduled to mature in 2025 and 2026.


NOTE F - DEPOSITS

                                                          DECEMBER 31,
                                                1998                1997
                                          ----------------     ----------------
                                          AMOUNT   PERCENT     AMOUNT   PERCENT
                                          ------   -------     ------   -------


Noninterest-bearing demand deposits    $   12,667    1.3% $      14,272     1.4%
Statement savings deposits (4.8% at
   December 31, 1998)                       3,118      .3         1,193      .1
Money market demand deposit accounts
   (4.5% at December 31, 1998)            180,154    17.9       169,321    17.0
                                       ----------   -----    ----------   -----
                                          195,939    19.5       184,786    18.5

Certificates of deposit
   4.01% to 4.50%                           2,702      .3             3      --
   4.51% to 5.00%                         367,685    36.5         1,524      .2
   5.01% to 5.50%                         222,985    22.2       198,607    19.8
   5.51% to 6.00%                         203,630    20.2       585,733    58.4
   6.01% to 6.50%                           2,489      .3        13,329     1.3
   6.51% to 7.00%                           1,124      .1         2,960      .3
   7.01% to 7.50%                           9,063      .9        14,522     1.5
   7.51% to 8.00%                              --      --            12      --
                                       ----------   -----    ----------   -----

   Total certificates of deposit          809,678    80.5       816,690    81.5
                                       ----------   -----    ----------   -----

   Total deposits                      $1,005,617   100.0%   $1,001,476   100.0%
                                       ==========   =====    ==========   =====

    The aggregate amount of deposits with a minimum denomination of $100 or more was approximately $309,164 at December 31, 1998 and $377,183 at December 31, 1997.

    At December 31, 1998, the scheduled maturities of certificates of deposit were as follows:

                         DECEMBER 31,
                         ------------

                            1999            $780,150
                            2000              25,018
                            2001               3,293
                            2002                 700
                            2003                 517
                                            --------
                                            $809,678
                                            ========


    Interest expense on deposits consists of the following:

                                                Six months
                              Year ended          ended        Year ended
                              December 31,      December 31,     June 30,
                          ------------------   ------------    ----------
                            1998      1997         1996           1996
                          -------   -------    ------------    ----------

Savings deposits          $ 8,323   $ 9,025      $ 4,683         $ 6,675
Certificates of deposit    38,770    48,955       23,538          39,240
                          -------   -------      -------         -------
                          $47,093   $57,980      $28,221         $45,915
                          =======   =======      =======         =======


NOTE G - FEDERAL HOME LOAN BANK ADVANCES

     Pursuant to collateral agreements with the Federal Home Loan Bank (FHLB), advances are collateralized by all stock in the FHLB, certain premises and qualifying first mortgage loans, with a total collateral value of approximately $276,831 at December 31, 1998. The FHLB advances of $80,000 at December 31, 1998 bears interest at 4.87% per annum and mature in April 1999.


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

    Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk based and tier I capital to risk-weighted assets, and of leverage capital to total assets. Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

    Texas savings banks, including the Bank, are required to maintain a daily balance of liquid assets at least equal to 10% of the average daily balance of deposits for the preceding quarter. At December 31, 1998 and 1997, the Bank's liquidity ratio was 17.97% and 19.11%, respectively.

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


                                                                       To be well
                                                                    capitalized under
                                                    For capital     prompt corrective
                                    Actual       Adequacy Purposes  Action Provisions
                               ----------------  -----------------  -----------------
                               AMOUNT     RATIO   AMOUNT    RATIO    AMOUNT    RATIO
                               ------     -----  -------    ------  --------  -------

December 31, 1998
   Total risk based capital    184.261   18.56%    79,420     >8%     99,275   >10%
   Tier I risk based capital   171,834   17.31%    39,710     >4%     59,565   >6%
   Leverage capital            171,834   12.80%    53,703     >4%     67,133   >5%

December 31, 1997
   Total risk based capital    198,028   19.05%    83,182     >8%    103,978   >10%
   Tier I risk based capital   186,116   17.90%    41,591     >4%     62,387   > 6
   Leverage capital            186,116   13.81%    53,898     >4%     67,373   > 5


NOTE J - INCOME TAXES

    Taxes on income consist of the following:

                                                 Six months
                                    Year ended      ended     Year ended
                                   December 31,  December 31,  June 30,
                               ----------------  -----------  ----------
                                 1998     1997      1996         1996
                                ------   ------  -----------  ----------
Federal
   Current                      $3,682   $3,249    $11,214    $ 21,095
   Deferred                         --       --     (1,251)      1,249
                                ------   ------   --------    --------
                                 3,682    3,249      9,963      22,344
State - current and deferred     2,367    3,159      2,189       2,809
                                ------   ------   --------    --------
                                $6,049   $6,408   $ 12,152    $ 25,153
                                ======   ======   ========    ========

    On March 13, 1997, the Company filed an application with the Internal Revenue Service to elect S Corporation status for federal income tax purposes effective January 1, 1997. This election covered all subsidiaries of the Company except Beal Affordable Housing, Inc., and BRE-N, Inc.

     As a result of the aforementioned application, beginning January 1, 1997, the Company and all of its subsidiaries electing S Corporations status will no longer pay federal income taxes, except for the federal taxes related to the recognition of built-in gains which existed at January 1, 1997. At January 1, 1997, the Corporation had net unrealized built-in gains of approximately $80,000 which may potentially be recognized during the ten-year recognition period beginning on January 1, 1997. For the years ended December 31, 1998 and 1997 the Corporation recorded federal tax expense of $2,400 and $3,249 related to the recognition of built-in gains. Except as discussed above, beginning January 1, 1997, the liability for federal income taxes on the income of the Corporation is the responsibility of its stockholders.

    Income taxes for financial reporting purposes differed from the amount computed by applying the statutory federal income tax rate to the income before income taxes for the years ended below as follows:

                                                   Six months
                                                     ended         Year ended
                                                   December 31,     June 30,
                                                   ------------   -----------
                                                      1996            1996
                                                   ------------   -----------

Computed tax at statutory Federal income tax rate   $ 11,972      $ 24,260
Increase (decrease) in taxes resulting from
   State tax, net of federal tax benefit               1,246         2,195
   Tax credits                                        (1,182)       (1,469)
   Other                                                 116           167
                                                    --------      --------
          Total                                     $ 12,152      $ 25,153
                                                    ========      ========

NOTE K - OTHER OPERATING EXPENSE

    Other operating expense consists of the following:

                                                        Six months
                                         Year ended       ended      Year ended
                                         December 31,   December 31,  June 30,
                                     -----------------  ------------ ----------
                                       1998      1997       1996        1996
                                     -------   -------  ------------ ----------

Advertising and promotion            $   266   $   248   $   448     $   714
Office supplies and expense              175       250       127         394
Legal and professional                 5,849     6,448     3,327       3,599
Expenses related to loan purchases       262       630     1,108       2,409
Loan servicing fees                    2,076     2,376     1,332       2,278
Other                                  1,008       806       509         862
                                     -------   -------   -------     -------
                                     $ 9,636   $10,758   $ 6,851     $10,256
                                     =======   =======   =======     =======


NOTE L - COMMITMENTS AND CONTINGENCIES

    The Corporation's financial statements do not reflect various commitments to extend credit or commitments to purchase loans which arise in the normal course of business and which involve elements of credit risk, interest rate risk or liquidity risk. At December 31, 1998, there were commitments to purchase loans of $10,143. Unfunded commitments to extend credit were $19,561.

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

    On December 8, 1998, the Beal Financial Corporation entered into an agreement to loan up to $60,000 to its majority shareholder. No amounts were outstanding at December 31, 1998.

NOTE M - COMPREHENSIVE INCOME

    The Corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (SFAS 130) as of January 1, 1998.
    Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in net assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The adoption of SFAS 130 had no effect on the Corporation's net income or stockholders' equity.

    The components of other comprehensive income and related tax effects are as follows:

                                                             Six months
                                             Year ended        ended         Year ended
                                             December 31,    December 31,      June 30,
                                         ------------------  ------------    ----------
                                           1998      1997        1996           1996
                                         -------   -------   ------------    ----------

Unrealized holding gains (losses) on
   available-for-sale securities         $   187   $ 2,632     $ 1,981         $(1,915)

Reclassification adjustment for losses
   realized in income                         --        --         437             587
                                         -------   -------     -------         -------
Net unrealized gains (losses)                187     2,632       2,418          (1,328)

Tax effect                                    --       381        (847)            466
                                         -------   -------     -------         -------
Net-of-tax amount                        $   187   $ 3,013     $ 1,571         $  (862)
                                         =======   =======     =======         =======



NOTE N - FAIR VALUE OF FINANCIAL INSTRUMENTS

    The estimated fair values of the Corporation's financial instruments were as follows:


                                       December 31, 1998        December 31, 1997
                                     -----------------------   ------------------------
                                      Carrying        Fair      Carrying       Fair
                                       Amount        Value       Amount       Value
                                     -----------  ----------   ----------   -----------
Financial assets:
   Cash and cash equivalents         $   72,139   $   72,139   $  150,849   $  150,849
   Securities available for sale         89,581       89,581      111,376      111,376
   Loans receivable                   1,045,546    1,111,943      887,833      897,201

Financial liabilities:
   Deposit liabilities                1,005,617    1,005,472    1,001,476    1,002,057
   Federal Home Loan Bank advances       80,000       80,000      110,000      110,000
   Other borrowings                       7,083        7,083        7,599        7,599
   Senior notes                          57,295       59,078       57,188       59,404


                           Beal Financial Corporation

                                  Balance Sheet


NOTE O - CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

                                                    December 31,
                                               ---------------------
                                                  1998        1997
                                               ---------   ---------
Assets
   Cash                                         $ 68,553   $ 17,906
   Investment in subsidiary                      175,744    189,846
   Loans receivable, net                           4,455         --
   Real estate held for investment                   693     14,190
   Other assets                                    1,925     14,694
                                                --------   --------
                                                $251,370   $236,636

Liabilities and stockholders' equity
   Senior notes                                 $ 57,295   $ 57,188
   Other liabilities                               2,849     18,630
   Stockholder's equity:
       Common stock                                  300        300
       Additional paid-in capital                  2,740      2,740
       Retained earnings                         184,277    154,056
       Accumulated other comprehensive income      3,909      3,722
                                                --------   --------
          Total stockholders' equity             191,226    160,818
                                                --------   --------
                                                $251,370   $236,636
                                                ========   ========

                               Statement of Income

                                                                   Six months
                                                Year ended          ended       Year ended
                                                December 31,      December 31,   June 30,
                                          ----------------------  ------------  ----------
                                            1998           1997       1996         1996
                                          ---------    ---------  ------------  ----------

Income
   Equity in undistributed income
      of subsidiary                       $ (31,291)   $  41,771   $      53    $  45,648
   Dividends from subsidiary                133,701       47,369      25,000        3,181
   Interest income                              525        5,817          --           --
   Gain on sale of real estate held
      for investment                         11,046           --          --           --
   Other operating income                        19           --          --           --
                                          ---------    ---------   ---------    ---------
              Total income                  114,000       94,957      25,053       48,829

Interest expense
   Other borrowings                              --           36          66          162
   Senior notes                               8,077        7,986       3,962        6,903
                                          ---------    ---------   ---------    ---------
              Total interest expense          8,077        8,022       4,028        7,065

Noninterest expense
   Salary and employee benefits                  23           --          15            2
   Other operating expenses                     662          285         436          116
                                          ---------    ---------   ---------    ---------
              Total noninterest expense         685          285         451          118
                                          ---------    ---------   ---------    ---------
              Income before taxes           105,238       86,650      20,574       41,646

Income tax expense (benefit)                     18           16      (1,480)      (2,514)
                                          ---------    ---------   ---------    ---------
              Net income                  $ 105,220    $  86,634   $  22,054    $  44,160
                                          =========    =========   =========    =========

                             Statement of Cash Flows

                                                                                Six months
                                                            Year ended           ended         Year ended
                                                            December 31,       December 31,     June 30,
                                                     ----------------------    ------------    ---------
                                                        1998         1997         1996            1996
                                                     ---------    ---------    ------------    ---------
Operating activities
    Net income                                       $ 105,220    $  86,634    $  22,054       $  44,160
    Adjustments to reconcile net income to
           net cash used in operating activities
       Equity in undistributed income of
           subsidiary                                   31,291      (54,362)         (53)       (45,648)
       Gain on sales of real estate held for
          investment                                   (11,047)          --           --             --
       Accretion of purchase discount                       --       (4,820)          --             --
       Amortization of bond
          discount and underwriting costs                  746          654          297            477
    Changes in operating assets and liabilities
          Increase (decrease) in other assets            2,377      (13,072)      (3,213)        (3,377)
          Increase (decrease) in other liabilities      (3,181)      15,388          744          2,635
                                                     ---------    ---------    ---------      ---------
                 Net cash provided by (used in)
                     operating activities              125,406       30,422       19,829         (1,753)

Investing activities
    Capital contributed to subsidiary                   (4,400)         (10)          --        (46,252)
    Proceeds from sales of real estate                  21,696           --           --             --
    Purchase of loans                                   (4,455)          --      (18,500)            --
    Repayment of loans                                      --       12,670           --             --
                                                     ---------    ---------    ---------      ---------
                 Net cash provided by (used in)
                      investing activities              12,841       12,660      (18,500)       (46,252)

Financing activities
    Repayments of other borrowings                          --       (1,774)        (125)          (600)
    Proceeds from issuance of senior notes                  --           --           --         57,051
    Dividends paid                                     (87,600)     (33,026)          --            (26)
                                                     ---------    ---------    ---------      ---------
         Net cash provided by (used in)
                     financing activities              (87,600)     (34,800)        (125)        56,425
                                                     ---------    ---------    ---------      ---------
               Net increase in cash and cash
                       equivalents                      50,647        8,282        1,204          8,420

 Cash and cash equivalents, beginning of year           17,906        9,624        8,420             --
                                                     ---------    ---------    ---------      ---------
Cash and cash equivalents, end of year               $  68,553    $  17,906    $   9,624      $   8,420
                                                     =========    =========    =========      =========


                   BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                      (In thousands, except per share data)


NOTE P - SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED) - Continued

                                        Year Ended December 31, 1998
                                 --------------------------------------------
                                    1ST          2ND        3RD         4TH
                                 --------    --------    --------    --------

Interest income                  $ 38,828    $ 39,868    $ 34,945    $ 36,325
Interest expense                   15,511      14,304      13,007      14,995
                                 --------    --------    --------    --------
      Net interest income          23,317      25,564      21,938      21,330

(Provision) credit for losses      (1,373)        309        (176)     (4,337)
Other income                        4,641      12,112      23,165       5,292
Other expenses                     (4,709)     (5,179)     (5,048)     (5,577)
                                 --------    --------    --------    --------
      Income before income tax     21,876      32,806      39,879      16,708

Income tax expense                  1,028       1,837         953       2,231
                                 --------    --------    --------    --------
      Net income                 $ 20,848    $ 30,969    $ 38,926    $ 14,477
                                 ========    ========    ========    ========
Income per common share          $  69.49    $ 103.23    $ 129.75    $  48.26
                                 ========    ========    ========    ========


                                        Year Ended December 31, 1997
                                 --------------------------------------------
                                    1ST          2ND        3RD         4TH
                                 --------    --------    --------    --------

Interest income                  $ 54,945    $ 37,531    $ 34,261    $ 42,444
Interest expense                   17,555      16,929      16,327      17,045
                                 --------    --------    --------    --------

      Net interest income          37,390      20,602      17,934      25,399

(Provision) credit for losses        (933)        261      (1,764)       (974)
Other income                        2,651       3,397       6,430       4,793
Other expenses                     (4,602)     (5,625)     (6,490)     (5,427)
                                 --------    --------    --------    --------
      Income before income tax     34,506      18,635      16,110      23,791

Income tax expense                  1,203         961         999       3,245
                                 --------    --------    --------    --------
      Net income                 $ 33,303    $ 17,674    $ 15,111    $ 20,546
                                 ========    ========    ========    ========
Income per common share          $ 111.01    $  58.91    $  50.37    $  68.49
                                 ========    ========    ========    ========

NOTE Q - 401(K) PLAN

     The Corporation offers a 401(k) plan to all full time employees who have reached the age of 21 and completed three months of service. The Company matches 50% of the employees' contribution up to 6% of base salary. For the years ended December 31, 1998 and 1997, the Corporation made matching contributions of $107 and $103, respectively.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS


DIRECTORS OF BEAL FINANCIAL

      The Board of Directors of Beal Financial currently consists of three members including D. Andrew Beal, Timothy M. Fults and Bernard L. Weinstein. Each member of Beal Financial's Board of Directors is also a director of the Bank. See " Board of Directors of the Bank." Directors Beal and Fults have served as such since Beal Financial's incorporation in September 1993, and Director Weinstein has served since June 1995. The directors of Beal Financial are elected at each annual meeting of stockholders for terms of one year.

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


            Name                   Position With Company
     ------------------       ------------------------------------
     D. Andrew Beal           Chairman of the Board and President
     Timothy M. Fults         Secretary
     Margaret M. Curl         Vice President/Assistant Secretary
     James W. Lewis, Jr.      Vice President/Treasurer

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

                                                                          Term of
                                                                 Director  Office
     Name              Age(1)    Position(s) Held                Since     Expires
---------------        ------ -------------------------------   ---------  --------
D. Andrew Beal           46   Chairman of the Board                1985      1999
David C. Meek            54   Chief Executive Officer
                               and Director                        1996      1999
Gerald Hartman           61   President, Chief Operating
                               Officer and Director                1998      1999
Timothy M. Fults         45   Director and Secretary               1985      1999
Bernard L. Weinstein     56   Director                             1991      1999
Susan D. Arnold          56   Director                             1992      1999
Lawrence C. Blanton      62   Director                             1992      1999
R. Michael Eastland      53   Director                             1992      1999
David L. Goldstein, CPA  40   Director                             1993      1999


------------------
(1)  At December 31, 1998.

      The business experience of each director is set forth below. All directors have held their present positions for at least the past five years, except as otherwise indicated.

      D. ANDREW BEAL. Mr. Beal is Chairman of the Board and President of the Company and Chairman of the Board of the Bank. He is the owner of approximately 99% of the Company's outstanding common stock. Mr. Beal has been involved in buying and operating apartment complexes since the mid 1970s. Mr. Beal is a member of various real estate groups located in the Dallas area and a member and supporter of various civic organizations.

      DAVID C. MEEK. Mr. Meek is Chief Executive Officer of the Bank. Mr. Meek joined the Bank in January 1996. Immediately prior to joining the Bank, Mr. Meek was a self-employed investor and consultant. From February 1991 until January 1995, Mr. Meek was President/Chief Executive Officer/Chief Operating Officer of Coventry Properties, Inc., and Partnership Services, Inc., real estate management corporations located in Dallas, Texas.

      GERALD HARTMAN. Mr. Hartman has been President and Chief Operating Officer of the Bank since joining the Bank in October 1998. Prior to joining the Bank, Mr. Hartman was President of Pacific Southwest Bank, FSB, located in Corpus Christi, Texas, since May 1994. From 1981 until 1994 he served in various capacities until becoming President in 1983 of Colonial Savings, F.A., located in Fort Worth, Texas. Mr. Hartman was also formerly a partner with Coopers & Lybrand and is a certified public accountant.

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

      LAWRENCE C. BLANTON. Mr. Blanton is Chairman of the Montford Mortgage Company of Dallas, Texas, since August, 1998 and President of Crest Mortgage Corporation of Dallas, Texas since April, 1997. He previously was the Chairman and Chief Executive Officer of Providers Funding Corporation of Dallas, Texas from 1989 to 1996, a medical receivables financing company. Mr. Blanton has over 25 years of commercial lending experience.

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

      MARGARET M. (MOLLY) CURL. Ms. Curl, age 44 has been the Senior Vice President of the Bank since February 1994. She is also the Bank's compliance and CRA officer, positions she has held since March 1994. Ms. Curl also holds various positions with the Bank's subsidiaries. Prior to joining the Bank in 1994, Ms. Curl was employed by Grant Thornton LLP, a national accounting firm located in Dallas, Texas, as a Senior Associate from August 1993 to February 1994 and a Senior Consulting Manager from October 1986 to August 1993. Ms. Curl was employed by the Office of the Comptroller of the Currency, the primary regulator of national banks, as Manager of the Licensing Division from 1983 to 1984, as a National Bank Examiner from 1980 to 1984 and as an Assistant National Bank Examiner from 1975 to 1980. Ms. Curl is also a certified public accountant.

      WILLIAM  T.  SAURENMANN.  Mr.  Saurenmann,  age  50  is  the  Senior  Vice
President-Lending of the Bank. Prior to such time, he was a Vice President of the Bank from August 1991 to November 1994 and an independent consultant to the Bank from May 1991 through August 1991. Mr. Saurenmann is also a Vice President in virtually all of the Bank's subsidiaries. Prior to joining the Bank in 1991, he was Senior Vice President - Lending of San Jacinto Savings and Loan Association, Houston, Texas, from October 1990 to May 1991 and Vice President of Murray Federal Savings and Loan Association, Dallas, Texas, from April 1982 to October 1990.

      STEPHEN K. O'NEAL. Mr. O'Neal, age 43, has been a Vice President of Loan Administration since joining the Bank in July 1996. From 1987 to 1995, Mr. O'Neal was employed in various positions with Metropolitan Federal Bank, FSB, an $8 billion financial institution headquartered in Minneapolis, Minnesota, including Vice President and Manager of Commercial Loan Servicing and Asset Management. Prior to that Mr. O'Neal was employed with Grant Thornton LLP, a national public accounting firm located in Dallas, Texas from 1986 to 1987 as a Manager in the consulting department. Mr. O'Neal is also a certified public accountant.

      CLARK E. ENRIGHT. Mr. Enright, age 46, joined the Bank in February 1996 as the Vice President - Special Assets Department and was appointed Senior Vice President-Commercial Loans in October 1996. Prior to such time, Mr. Enright served as President and Chief Executive Officer of Kelly, Enright and
Associates,   Inc.,   a   corporation   involved   in  all  levels  of  property
administration as well as receivable management, investment and mortgage banking, venture capital and litigation support. He was Senior Vice President/Manager - Special Assets Division of San Jacinto Savings Association in Houston, Texas from 1988 to 1991.

      JAMES W. LEWIS, JR. Mr. Lewis, age 55, has been the Vice President/Treasurer of the Company since October, 1998 and Vice President of Accounting/Operations and Treasurer of the Bank since February 1993. Mr. Lewis was appointed Senior Vice President-Controller in October 1996. He is also the Assistant Secretary and Treasurer of BMI, BPI and Assistant Secretary and Treasurer of various Bank subsidiaries. Prior to being appointed to his current positions, Mr. Lewis was an Executive Vice President of the Bank from December 1988 until February 1993. Mr. Lewis is also a certified public accountant.

      RICHARD L. KILLMON. Mr. Killmon, age 63, joined the Bank as Vice President-Retail Operations in April 1995. Prior to such time, Mr. Killmon served as a self-employed management consultant with Richard L. Killmon & Associates located in Tyler, Texas since 1991. He was Vice President of First

Pinnacle, Inc., a financial institution holding company located in Dallas, Texas, from 1989 to 1991. Mr. Killmon has had extensive operational experience with various consulting firms and several large commercial banks located primarily in Texas.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS OF THE COMPANY AND THE BANK

      MEETINGS AND COMMITTEES OF THE COMPANY. Meetings of the Company's Board of Directors are generally held on an as needed basis. For the year ended December 31, 1998, the Board of Directors met eight times during the year ended December 31, 1998. No incumbent director of the Company attended fewer than 90% of the aggregate of the total number of Board meetings and the total number of meetings held by the committees of the Board of Directors on which they served.

      The Board of Directors of the Company has a standing Audit Committee.

      The Company's Audit Committee recommends independent auditors to the full Board, reviews the results of the auditors' services, reviews with management and the internal auditor the systems of internal control and internal audit reports and assures that the books and records of the Company and the Bank are kept in accordance with applicable accounting principles and standards. The members of the Audit Committee are Directors Fults and Weinstein. During the year ended December 31, 1998, this committee met one time.

      The Bank has standing Executive, Executive Loan, Audit, Investment and Compensation Committees. Set forth below is a description of the Bank's primary committees.

      The Executive Committee is comprised of Directors Beal and Weinstein. The Committee meets when necessary in lieu of the full board of directors. Certain matters that would come under the purview of the full board are addressed by the Executive Committee in lieu of a full board meeting. This committee did not meet during the year ended December 31, 1998.

      The Executive Loan Committee was formed in December 1994 and is comprised of Directors Beal, Meek, Fults, Blanton, Weinstein and Goldstein with directors Hartman, Arnold and Eastland as alternates. The Committee meets when necessary and approves all loans or purchases in excess of $1.0 million. This Committee met 33 times during the year ended December 31, 1998.

      The Audit Committee maintains a liaison with the Bank's independent auditors and the Bank's internal auditor throughout the year and reviews the adequacy of the Bank's internal controls. The Committee is composed of Directors Eastland, Fults and Goldstein. This Committee met five times during the year ended December 31, 1998.

     The Investment Committee meets monthly to review the Bank's current or planned activities to ensure adequate liquidity, to maintain a high quality of diversified investments, and to provide collateral for pledging requirements. The Committee also acts as the Bank's asset/liability management committee and reviews the Bank's interest rate risk position and profitability on a quarterly basis and makes recommendations for adjustments in the Bank's asset liability management strategy to the full board. The Committee is comprised of Directors Beal, Meek, Weinstein and Goldstein. This Committee met ten times during the year ended December 31, 1998.

      The Compensation Committee is comprised of Directors Eastland, Arnold and Weinstein. The Committee meets on an as needed basis to establish the compensation of the Chief Executive Officer, approve the compensation of senior officers and the compensation and benefits paid to employees of the Bank. This Committee met one time during the year ended December 31, 1998.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      During the year ended December 31, 1998, the Compensation Committee was comprised of non-employee Directors Eastland, Arnold and Weinstein.

COMPENSATION OF DIRECTORS

      CASH COMPENSATION. Mr. Beal receives a salary of $120,000 in his capacity as Chairman of the Board of the Company and the Bank and does not receive compensation as an officer in various Bank subsidiaries. Non-employee directors of the Company were paid fees of $500 per meeting for attendance at regular meetings of the Company's Board of Directors and $200 per committee meeting attended. Non-employee directors of the Bank were paid fees of $1,500 per meeting for attendance at regular meetings of the Bank's Board of Directors. Directors are also paid $200 for each committee meeting attended. In addition, all non-employee directors of the Bank were paid a $10,000 bonus during the year ended December 31, 1998.

ITEM 11.    EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

      The following table sets forth the compensation paid or accrued by the Company for services rendered by the Company's Chairman of the Board, Chief Executive Officer and the other two most highly compensated executive officers of the Company in 1998 (the "Named Officers").

                             Summary Compensation Table
-------------------------------------------------------------------------------------
                                                  Annual Compensation
                                                  -------------------      All Other
                                                    Salary    Bonus      Compensation
      Name and Principal Position         Year       ($)       ($)          ($)(1)
---------------------------------------   ----    --------  ---------    ------------
D. Andrew Beal, Chairman of the Board     1998    $120,000   $       --   $   N/A
   and President ......................   1997     120,000           --       N/A
                                          1996     120,000   10,500,000       N/A

David C. Meek, Chief Executive Officer    1998     200,000           --     6,000
  of the Bank ........................    1997     200,000      150,000     6,000
                                          1996     200,000      638,390     4,894

William T. Saurenmann, Senior Vice        1998     100,000       82,500     3,000
  President-Lending ...................   1997     100,000       90,000     3,000
                                          1996     103,845      105,000     2,622

Clark Enright, Senior Vice President/     1998     100,000       75,000     1,500
 Commercial Loans(2) ..................   1997      98,623      185,000     1,538
                                          1996      77,916       82,500     1,250

--------------
(1) Includes the Company's contribution to the 401(k) Plan and life insurance premiums paid.
(2) Mr. Enright joined the Bank in February 1996.

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

      As of the December 31, 1998 the initial loan pool is comprised of certain loans originated by the Company and its subsidiaries after January 1, 1997, aggregating approximately $117.7 million. New loan originations shall become a part of the loan pool when specifically identified in writing by both Mr. Meek and Mr. Beal and ratified by the board of directors. Loans shall be removed from the loan pool once a loan is paid in full (including any profit participation interest), an amount less than full payment is accepted as payment in full, or the underlying collateral obtained through the foreclosure or deed in lieu of foreclosure is sold.

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

      401(K) PLAN. The Bank maintains the Beal Bank 401(k) Plan, designed to be qualified under Section 401(k) of the Code (the "401(k) Plan"). The 401(k) Plan covers all full-time salaried employees of the Bank. Any employee of the Bank or its subsidiaries over the age of 21 is eligible to participate in the 401(k) Plan following the completion of three months of service to the Bank or any of its subsidiaries. Under the 401(k) Plan, a participant may elect to defer up to a maximum of $10,000 of his salary for calendar 1998 to the 401(k) Plan. The Bank makes discretionary matching and profit-sharing contributions to the 401(k) Plan, up to a maximum of 25% of the participant's compensation for the plan year. "Compensation" for purposes of the 401(k) Plan generally includes a participant's base compensation, including amounts contributed to the 401(k) Plan by the employer. A Participant is always 100% vested in his or her salary deferral contributions and the earnings thereon. A Participant becomes vested in Bank contributions to the 401(k) Plan at the rate of 25% per year commencing with the completion of two years of service.

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


ITEM 12.    STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

      The following table sets forth information as of December 31, 1998 regarding the share ownership of those persons or entities known by management to beneficially own the Company's Common Stock. Except as set forth below, no other director or executive officer owns any shares of the Company's Common Stock.


                                                    Shares
                                                 Beneficially  Percent
       Name and Address of Beneficial Owner         Owned      of Class
   --------------------------------------------  -----------   --------
   D. Andrew Beal, Chairman of the Board and       297,000       99.0%
      President of the Company and Chairman
      of the Board of the Bank
   Suite 902, 15770 N. Dallas Parkway
   Dallas, TX  75248

   Timothy M. Fults, Director and Secretary        3,000          1.0%
        of the Company and Director
        and Secretary of the Bank
   5956 Sherry Lane #800
   Dallas, TX  75225


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

      On January 20, 1999, Beal Financial made a term loan to its primary shareholder, Mr. D. Andrew Beal (the "Borrower"), in the amount of $60,000,000 (the "Loan"). The Loan is secured by a first priority security interest in the Borrower's stock or other ownership interests (including all products and proceeds thereof) in Beal Financial and other companies which are not affiliated with Beal Financial. Accrued interest is paid quarterly on the Loan at a fixed-rate of 10.5% per annum, and the Loan matures on December 30, 2001.

      Pursuant to the Indenture relating to Beal Financial's 12 3/4% Senior Notes due August 15, 2000 (the "Senior Notes"), Beal Financial has delivered to the Indenture Trustee an Officer's Certificate certifying that the Loan: (1) is on terms that in good faith would be offered in an arm's length transaction to a person that is not an affiliate of Beal Financial; (2) was approved by a majority of the disinterested board of directors, and (3) is fair to Beal Financial from a financial point of view based upon an opinion by a certified expert with experience in appraising transactions of a type similar to the Loan. Prior to the closing of the Loan, the independent Board of Directors of Beal Financial approved the Loan based upon, among other things, a fairness opinion from Valuation Research Corporation stating that (1) the Loan is on terms that are no less favorable to Beal Financial than would be available in a comparable transaction in an arm's length dealing with a person that is not an affiliate of Beal Financial or in good faith would be offered to a person that is not an affiliate of Beal Financial; (2) after the Loan is made, Beal Financial remains solvent under applicable state and Federal law; and (3) the Loan is fair to Beal Financial and the holders of the Senior Notes from a financial point of view.

      All loans by the Bank to its directors and executive officers are subject to federal regulations restricting loan and other transactions with affiliated persons of the Bank. Federal regulations currently require that all loans to directors and executive officers be made on terms and conditions comparable to those for similar transactions with non-affiliates. Except as described above, at December 31, 1998, there were no loans outstanding to any director, executive officer, member of their immediate families or business interest of such individuals.


ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON
            FORM 8-K

      (a)(1)Financial Statements:

      The following information appearing in Part I, Item 8 of this Form 10-K is incorporated herein by reference.

      Independent Auditor's Report
      Consolidated  Statements  of Financial  Condition at December 31, 1998 and
        1997
      Consolidated  Statements  of Income for the Year Ended  December 31,
        1998 and 1997, the Six Months Ended December 31, 1996 and the Year Ended June 30, 1996
      Consolidated Statements of Changes in Stockholders' Equity for the Years
        Ended December 31, 1998 and 1997, the Six Months Ended December 31, 1996
         and the Year Ended June 30, 1996
      Consolidated  Statements  of Cash Flows for the Years Ended  December  31,
         1998 and 1997, the Six Months Ended December 31, 1996 and the Year Ended June 30, 1996
      Notes to Consolidated Financial Statements

      (a)(2) Financial Statement Schedules:

      All financial statement schedules have been omitted as the information is not required.

                                                                Reference
                                                                    to
                                                                  Prior
                                                                  Filing
Regulation                                                      or Exhibit
   S-k                                                            Number
 Exhibit                                                         Attached
 Number                               Document                    Hereto
------------   ------------------------------------------------  ----------

      2        Plan of Acquisition, Reorganization, Arrangement,  None
                 Liquidation or Succession
      3.1      Certificate of Incorporation                          *
      3.2      Bylaws                                                *
      4.1      Form of Indenture dated as of August 11, 1995,        *
                 with respect to the Registrant's 12-3/4% Senior
                 Notes, due August 15, 2000.
      4.2      Specimen Senior Note (found at Sections 2.02          *
                 and 2.03 of the Form of Indenture filed as
                 Exhibit 4.1)
      9        Voting Trust Agreement                             None
     10        Material contracts:
               (a)  Employment Agreement with Margaret Curl          *
               (b)  Executive Bonus Plan with David C. Meek          **
     11        Statement re:  computation of per share earnings   Not required
     12        Statement re:  computation of ratios               Not required
     13        Annual Report to Security Holders                  Not required
     16        Letter re:  change in certifying accountants       Not required
     18        Letter re:  change in accounting principles        None
     21        Subsidiaries of Registrant                            ***
     22        Published report regarding matters submitted to    None
                 vote of security holders
     23        Consents of Experts and Counsel                    None
     24        Power of Attorney                                  Not required
     27        Financial Data Schedule                               ***
     99        Additional Exhibits                                Not applicable

------------------
* Filed as exhibits to the Company's Registration Statement on Form S-1 under the Securities Act of 1993, filed with the Securities and Exchange Commission on June 7, 1995 (Registration No. 33-93212). All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.
** Filed as exhibits to the Company's 1997 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 14, 1998 (File No. 33-93212). All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.
***   Exhibit filed herewith.

      (b)  Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BEAL FINANCIAL CORPORATION



Date:                               By: /s/ D. Andrew Beal
      ---------------------------       --------------------------------------
                                        D. Andrew Beal, President
                                        (Duly Authorized Representative)


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ D. Andrew Beal                      /s/ James W. Lewis
----------------------------------      ---------------------------------------
D. Andrew Beal, Chairman                James W. Lewis, Vice President/Treasurer
                                        (Principal Financial Officer and
                                         Principal Accounting Officer)

Date:                                   Date:
      ----------------------------             ---------------------------------


/s/ Timothy M. Fults                    /s/ Dr. Bernard L. Weinstein
----------------------------------      ---------------------------------------
Timothy M. Fults, Director              Dr. Bernard L. Weinstein, Director


Date:                                   Date:
      ----------------------------            ---------------------------------

                               INDEX TO EXHIBITS




    EXHIBIT
     NUMBER                              DOCUMENT
   --------  -------------------------------------------------------------------
      3.1    Certificate of Incorporation*

      3.2    Bylaws*

      4.1 Form of Indenture dated as of August 11, 1995, with respect to the Registrant's 12-3/4% Senior Notes, due August 15, 2000*

      4.2 Specimen Senior Note (found at Sections 2.02 and 2.03 of the Form of Indenture filed as Exhibit 4.1)*

      10     Material  contracts:
             (a) Employment  Agreement with Margaret Curl*
             (b) Executive Bonus Plan with David C. Meek**

      21     Subsidiaries of Registrant***

      27     Financial Data Schedule***


* Filed as exhibits to the Company's Registration Statement on Form S-1 under the Securities Act of 1993, filed with the Securities and Exchange Commission on June 7, 1995 (Registration No. 33-93212). All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.
** Filed as exhibits to the Company's 1997 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 14, 1998 (File No. 33-93212). All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.
***   Exhibit filed herewith.