Form 10-Q
period 1999-03-31
BEAL FINANCIAL CORP
filed 1999-05-17
CIK 946482

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                                    FORM 10-Q

[X ] QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       0R

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      For the transition period from ____________ to _______________

                         COMMISSION FILE NUMBER 33-93312


                           BEAL FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               TEXAS                                       75-2583551
--------------------------------------------------------------------------------
(State or other jurisdiction of               (I.R.S. Employer Identification
incorporation or organization)                 Number)


Suite 300, Lb66, 15770 North Dallas Parkway, Dallas, Texas              75248
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip code)

Registrant's telephone number, including area code:   (972) 404-4000
                                                      --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

     As of May 14, 1999, there were 300,000 shares of the Registrant's common stock issued and outstanding.

                           BEAL FINANCIAL CORPORATION


                                      INDEX



                                                                         Page
                                                                        Number
Part I.  Financial Information

         Item 1. - Financial Statements.................................   1

         Item 2. - Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.......   5

         Item 3. - Quantitative and Qualitative Disclosures
                    About Market Risk...................................  11

PART II. Other Information..............................................  11

         Signatures.....................................................  12

                           BEAL FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands,except share data)

                                                     March 31,     December 31,
                                                        1999           1998
                                                   -------------   ------------

ASSETS
      Cash .......................................   $       730    $     5,540
      Interest bearing deposits ..................        68,123         66,599
                                                     -----------    -----------

        Cash and cash equivalents ................        68,853         72,139

      Accrued interest receivable ................        13,846         12,983
      Securities available for sale ..............        83,664         89,581

      Net loans receivable .......................     1,121,028      1,059,413
          Less allowance for losses ..............       (13,984)       (13,867)
                                                     -----------    -----------
                                                       1,107,044      1,045,546

      Federal Home Loan Bank stock ...............        10,334          9,877
      Real estate held for investment or sale ....       104,188        106,353
      Premises and equipment, net ................         5,694          5,699
      Other assets ...............................        11,788         11,296
                                                     -----------    -----------

        Total Assets .............................   $ 1,405,411    $ 1,353,474
                                                     ===========    ===========

LIABILITIES
      Deposit accounts ...........................   $   971,594    $ 1,005,617
      Federal Home Loan Bank advances ............       204,000         80,000
      Senior notes, net ..........................        57,324         57,295
      Other borrowings ...........................         6,966          7,083
      Other liabilities ..........................        12,418         12,253
                                                     -----------    -----------

        Total Liabilities ........................     1,252,302      1,162,248

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
      Common stock, par value $1 per share
           authorized 375,000
           issued and outstanding 300,000 ........           300            300
      Paid-in capital ............................         2,740          2,740
      Accumulated other comprehensive
           income ................................         3,191          3,909
      Retained earnings ..........................       206,878        184,277
                                                     -----------    -----------
                                                         213,109        191,226
      Stockholder note receivable ................       (60,000)            --
                                                     -----------    -----------

        Total Stockholders' Equity ...............       153,109        191,226
                                                     -----------    -----------

        Total Liabilities and Stockholders'
          Equity..................................   $ 1,405,411    $ 1,353,474
                                                     ===========    ===========


                 See Notes to Consolidated Financial Statements.

                           BEAL FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                 (In thousands)

                                                 Three Months Ended
                                                       March 31,
                                                ---------------------
                                                   1999        1998
                                                ---------    --------
Interest income:
      Loans, including fees ..................   $29,946      $24,410
      Purchased discount accretion ...........     9,673       11,907
      Investment securities ..................     2,622        2,511
                                                 -------      -------
           Total interest income .............    42,241       38,828

Interest expense:
      Deposits ...............................    12,529       13,088
      Federal Home Loan Bank
           advances and other borrowings .....     1,290          412

      Senior notes ...........................     2,035        2,011
                                                 -------      -------
           Total interest expense ............    15,854       15,511
                                                 -------      -------
            Net interest income ..............    26,387       23,317
                                                 -------      -------

Provision for loan losses ....................     1,173        1,373
                                                 -------      -------

            Net interest income after
              provision for loan losses ......    25,214       21,944
                                                 -------      -------
Other income
      Gain on sale of loans ..................         0            5
      Gain on real estate transactions .......     1,110        3,014
      Other real estate operations, net ......     1,323        1,485
      Other operating income .................     1,281          137
                                                 -------      -------
           Total noninterest Income ..........     3,714        4,641

Other expense
      Salaries and employee benefits .........     1,930        1,695
      Occupancy and equipment ................       526          647
      SAIF deposit insurance premium .........       155          158
      Other operating expenses ...............     2,122        2,210
                                                 -------      -------

           Total noninterest expenses ........     4,733        4,710
                                                 -------      -------

           Income before income taxes ........    24,195       21,875

      Income Taxes ...........................     1,594        1,028
                                                 -------      -------

             Net Income ......................   $22,601      $20,847
                                                 =======      =======

      Income per common share ................   $ 75.34      $ 69.49

      Weighted average number of common shares
            outstanding ......................       300          300



                 See Notes to Consolidated Financial Statements.

                           BEAL FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED
                                 (In thousands)

                                                                                          Three Months
                                                                                         ended March 31
                                                                                    ------------------------
                                                                                       1999          1998
                                                                                    -----------   ----------

Operating activities
     Net income                                                                      $  22,601    $  20,847

     Adjustments to reconcile net income
       to net cash provided by operating
       activities
          Depreciation and amortization                                                    487          599
          Accretion of purchased discount                                               (9,673)     (11,907)
          Provision for loan losses                                                      1,173        1,373
          Amortization of bond premium and underwriting costs                              202          179
          Gains on real estate transactions                                             (1,110)      (3,014)
          Gain on sales of loans                                                            --           (5)
          Loss on sale of premises and equipment                                            --            1

     Changes in operating assets and liabilities
          Accrued interest receivable                                                     (864)        (130)
          Prepaid expenses and other assets                                             (1,827)      (1,865)
          Accrued interest payable-bonds                                                (1,833)      (1,833)
          Other liabilities and accrued expenses                                         2,138          321
                                                                                     ---------    ---------
                         Net cash provided by operating activities                      11,294        4,566

Investing activities
     Proceeds from sales of loans                                                           --            5
     Proceeds from paydowns of securities available for sale                             5,326        4,352
     Proceeds from loan collections, less loan originations and advances                69,799       53,775
     Proceeds from sales of real estate and partnership/JV interests                     5,037       13,658
     Purchases of loans and bid deposits on loan purchases                            (123,211)         (68)
     Purchases of Federal Home Loan Bank stock                                            (457)        (151)
     Purchases of real estate held for invest or sale and partnership/JV interests        (709)        (933)
     Purchases of premises and equipment                                                  (225)         (40)
                                                                                     ---------    ---------
                         Net cash provided by (used in) investing activities           (44,440)      70,598

Financing activities
     Net decrease in deposit accounts                                                  (34,023)     (96,327)
     Repayments of long-term debt                                                         (117)        (363)
     Proceeds from (repayments of) advances from the Federal Home Loan Bank            124,000      (34,000)
     Loan to shareholder                                                               (60,000)          --
     Cash dividends paid                                                                    --      (12,600)
                                                                                     ---------    ---------
                         Net cash provided by(used in) financing activities             29,860     (143,290)
                                                                                     ---------    ---------
                         Net decrease in cash and cash equivalents                      (3,286)     (68,126)

Cash and cash equivalents at beginning of period                                        72,139      150,849
                                                                                     ---------    ---------
Cash and cash equivalents at end of period                                           $  68,853    $  82,723
                                                                                     =========    =========
Supplemental disclosure of cash flow information
     Cash paid during the period for
          Interest                                                                   $  15,613    $  17,992
          Income taxes                                                                   1,063        1,982

Supplemental disclosure of noncash investing and financing activities
          Real estate acquired in foreclosure or in settlement of loans              $   3,992    $   3,333


                                See Notes to Consolidated Financial Statements.

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A--NEW ACCOUNTING PRONOUNCEMENT

     In 1998, Beal Financial Corporation ("Beal Financial" and with its subsidiaries, the "Company") adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires reporting of comprehensive income in the financial statements. The components of comprehensive income are as follows:


                                          Three months ended
                                              March 31,
                                         ----------------------
                                            1999         1998
                                         ----------   ---------
                                             (In thousands)

Net income ...........................   $ 22,601    $ 20,847

Other comprehensive income net
   unrealized  losses on investment
   securities - available for sale....       (718)        (32)
                                         --------    --------

Comprehensive income .................   $ 21,883    $ 20,815
                                         ========    ========


NOTE B--LOAN TO SHAREHOLDER

     In January, 1999, Beal Financial funded a $60,000,000 loan to the majority shareholder. As of March 31, 1999, interest in the amount of $1,242,500 has been earned and received on this loan. The aforementioned loan and interest amounts were not used in the calculation of operating ratios.

NOTE C--INCOME TAXES

     On March 15, 1999, Beal Financial filed an application with the Internal Revenue Service to elect Subchapter S status for federal income tax purposes effective January 1, 1999, for its subsidiaries, Beal Affordable Housing, Inc., BRE-1 Inc., and BRE-N, Inc. Beal Financial and its remaining subsidiaries have been Subchapter S corporations since January 1, 1997.

     Beal Financial and all of its subsidiaries no longer pay federal income taxes, except for federal taxes related to the recognition of built-in gains which existed at January 1, 1997, (January 1, 1999, for the above named subsidiaries.) For the three months ended March 31, 1999, the Company recorded federal tax expense of $1,434,581, related to the recognition of built-in gains. Except as discussed above, the liability for federal income taxes of the Company is the responsibility of its shareholders.

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

Financial Condition

     Beal Financial Corporation ("Beal Financial" and with its subsidiaries, the "Company"), the parent company of Beal Bank, ssb, (the "Bank") had total assets of $1.4 billion at March 31, 1999 representing an increase of $51.9 million or 3.84%, from $1.4 billion at December 31, 1998. The increase resulted primarily from an increase in net loans receivable of $61.6 million. The increase in net loans receivable was due to a bulk loan purchase totaling $121.9 million, gross, of primarily performing, well seasoned, single family residential loans in the first quarter of 1999. An increase in Federal Home Loan Bank ("FHLB") borrowings coupled with loan proceeds and cash and cash equivalents were utilized to fund this loan purchase. (See also - Liquidity and Capital Resources)

     Total liabilities increased $90.1 million, or 7.75% from $1.2 billion at December 31, 1998 to $1.3 billion at March 31, 1999, primarily due to an increase in FHLB advances of $124.0 million. This increase helped fund the bulk loan purchase mentioned above and a decrease in deposits of $34.0 million. (See also - Liquidity and Capital Resources).

     Stockholders' equity decreased $38.1 million from $191.2 million at December 31, 1998 to $153.1 million at March 31, 1999. This decrease was due primarily to the accounting treatment of a $60.0 million loan made to the Company's primary shareholder. This loan is shown as a Note Receivable and a deduction to capital. This decrease was partially offset by net income of $22.6 million for the quarter.

Results of Operations for the Three Months Ended March 31, 1999 and 1998

     Net Income. For the three months ended March 31, 1999, net income of $22.6 million represented an increase of $1.8 million, or 8.41% from the three months ended March 31, 1998. As discussed in more detail below, the increase was primarily due to an increase in net interest income after provision for loan losses of $3.3 million, partially offset by a decrease in noninterest income of $927,000, and an increase in income taxes of $566,000.

     Interest Income. Interest income increased $3.4 million, or 8.79%, from $38.8 million at March 31, 1998 to $42.2 million at March 31, 1999. Of the total increase in interest income, $5.5 million was due to an increase in interest income on loans, including fees, partially offset by a decrease in purchase discount accretion of $2.2 million. The average balance of interest-earning assets increased $189.6 million during this period, as compared to the same period a year ago, primarily due to an increase in average net loans receivable of $163.8 million. In addition, net interest spread decreased from 9.18% for the three months ended March 31, 1998 to 7.98% for the same period ending March 31, 1999, primarily due to a decrease in yield on average interest-earning assets from 9.04% to 8.24% for the three month periods ending March 31, 1998 and March 31, 1999, respectively, due primarily to a decline in the amount of purchase discount accretion taken. (See Note B --Loan to Shareholders).

     Interest Expense. Interest expense increased $343,000 or 2.21%, from $15.5 million at March 31, 1998 to $15.9 million at March 31, 1999. Even though the average balance of interest-bearing liabilities increased $108.2 million to $1.2 billion at March 31, 1999, the average rate of interest bearing liabilities decreased from 5.88% at March 31, 1998 to 5.45% at March 31, 1999, resulting in the slight increase in interest expense. The increase in average interest-bearing liabilities was due to an increase in the average balance of deposits of $32.7 million and an increase in the average balance of FHLB advances of $75.9 million.

     Provision for Loan Loss Expense is Determined by Management. The provision for loan losses is determined by management as an amount sufficient to maintain the allowance for loan losses at a level considered adequate to absorb future losses inherent in the loan portfolio in accordance with generally accepted accounting principles. The provision for loan loss expenses decreased $200,000, to $1.2 million, for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998 primarily as a result of the decreased level of non-performing loans.

     The Company establishes an allowance for loan losses based upon a systematic analysis of risk factors in the loan portfolio as well as a specific analysis of certain impaired loans. This analysis includes an evaluation of the Company's loan portfolio, past loan loss experience, current economic conditions, loan volume and growth, composition of the loan portfolio and other relevant factors. Management's analysis results in the establishment of allowance amounts by loan type based on allocations by asset classification. The allowance for loan losses as a percentage of net non-performing loans was 12.26% at March 31, 1999 as compared to 8.53% at March 31, 1998. Net non-performing loans decreased $19.2 million from $133.3 million at March 31, 1998 to $114.1 million at March 31, 1999.

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

     Non-interest Income. Total non-interest income decreased $927,000, or 19.97% to $3.7 million at March 31, 1999 from $4.6 million at March 31, 1998. This decrease was due to an decrease in the income attributable to the gain on real estate transactions of $1.9 million, a decrease in the income from other real estate operations of $162,000, partially offset by an increase in other operating income of $1.1 million.

     Non-interest Expense. Non-interest expense remained virtually unchanged at $4.7 million, increasing a mere $23,000 for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. Salaries and employee benefits increased $235,000, partially offset by a decrease in occupancy and equipment expense of $121,000 and a decrease in other operating expenses of $88,000.

Federal and State Taxation

     On March 15, 1999, the Company filed an application with the Internal Revenue Service to elect Subchapter S status for federal income tax purposes effective January 1, 1999. This election covered Beal Affordable Housing, Inc., BRE-1 and BRE-N, Inc. The Company's remaining subsidiaries have been Subchapter S corporations since January 1, 1997. (See also - Note C--Income Taxes).

     The future tax liability for the taxable earnings of Beal Financial and all of its subsidiaries electing Subchapter S status will be the responsibility of the shareholders of Beal Financial. It is anticipated that future dividends to shareholders will be declared equal to at least their tax liability related to the earnings of Beal Financial.

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

     Historically, the primary investing activity of the Company has been the purchase of discounted loans from various U.S. government agencies through the sealed bid process or auctions and other private sector sellers. During the three month periods ended March 31, 1999, and March 31, 1998 the Company purchased $123.2 million and $0 million of net loans, respectively. Loan origination's and disbursements of loans in process for the three months ended March 31, 1999 and March 31, 1998 totaled $21.8 million and $7.8 million, respectively.

     The Company's primary financing activity has historically been the attraction of deposits. During the three months ended March 31, 1999, the Company experienced a net decrease in deposits of $34.0 million, primarily due to a $54.8 million decrease in retail deposits offset by an increase of $20.8 million in brokered deposits. The decrease in deposits for the three months ended March 31, 1999 was primarily funded with an increase in FHLB advances of $124.0 million and cash flow provided from normal operations. By utilizing FHLB advances and brokered deposits the Bank was able to lower its overall cost of interest-bearing liabilities. The Company had Senior Notes, net, of $57.3 million and other borrowings of $7.0 million at March 31, 1999.

     The Company has the ability to borrow additional funds from the FHLB of Dallas by pledging assets as collateral, subject to certain restrictions. At March 31, 1999, the Company had an undrawn advance arrangement with the FHLB for $54.8 million.

     The Bank is required to maintain minimum levels of liquid assets as defined by the Texas Savings and Loan Department ("Texas Department"). Unless approved in advance by the Texas Department, a Texas savings bank is required to maintain a minimum of 10% of the previous quarters average deposits in liquid assets. At March 31, 1999, the Bank's liquidity ratio was 14.53%.

     The Company's most liquid asset is cash and cash equivalents. The level of cash equivalents is dependent on the Company's operating, financing, and investing activities during any given period. At March 31, 1999, the Company had cash and cash equivalents of $68.9 million.

     The Company anticipates that it will have sufficient funds available to meet its current foreseeable commitments. At March 31, 1999, the Company had commitments to originate loans of $40.9 million and no outstanding commitments to purchase loans. Certificates of deposits which are scheduled to mature in one year or less at March 31, 1999 totaled $737.9 million. Due to the Company's high interest rate spread, management has typically relied upon interest rate sensitive short-term deposits to fund its loan purchases. The Company believes the potential interest rate risk is acceptable in view of the Company's belief that it can maintain an acceptable net interest spread.

     At  March  31,  1999,   the  Bank   exceeded  each  of  its  three  capital
requirements. The following is a summary of the Bank's regulatory capital position at March 31, 1999.

                                            At March 31, 1999
                                ------------------------------------
                                      Required          Actual
                                -----------------  -----------------
                                 Amount   Percent   Amount   Percent
                                --------  -------  --------  -------
                                       (Dollars in Thousands)
Leverage capital .............  $69,797    5.00%   $184,237   13.20%
Tier 1 capital ...............   60,420    6.00     184,237   18.30
Total risk-based capital .....  100,700   10.00     196,842   19.55


     The Board of Directors of the Bank declared a dividend of $7.0 million on April 6, 1999, which was paid on April 12, 1999. The effect of this dividend is not included in the above schedule.

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

Ratios of Earning to Fixed Charges

     The Company's consolidated ratios of earnings to fixed charges for the three months ended March 31, 1999 are set forth below. Earnings used in computing the ratios shown, consist of earnings from continuing operations before taxes and interest expense. Fixed charges, excluding interest on deposits, represent interest expense on borrowings. Fixed charges, including interest on deposits, represent all of the foregoing items plus interest on deposits. Interest expense (other than on deposits) includes interest on FHLB of Dallas borrowings, the Senior Notes and other borrowed funds.


                                         For the Three Months Ended
                                                March 31, 1999
                                         ---------------------------

   Excluding interest on deposits . . . . .        8.3:1
   Including interest on deposits . . . . .        1.7:1


Year 2000

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the computer programs used by the Company that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations. Management anticipates that the enhancements necessary to prepare its systems for the year 2000 will be completed in a timely manner.

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

     The Company is in the process of developing contingency plans. These plans will be completed by June 30, 1999 and tested in compliance with the Interagency Regulatory Guidelines. The Company's core banking system is used by a number of other financial institutions and has informed the Company that they are Year 2000 compliant. The Company has satisfactorily tested the system.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk

     The Company's estimated sensitivity to interest rate risk, as measured by the estimated interest earnings sensitivity profile and the interest sensitivity gap analysis, has not changed materially from the information disclosed in the Company's Form-10K for the period ended December 31, 1998.


                           PART II. OTHER INFORMATION


Item 1.    Legal Proceedings

     The Company is not currently involved in any material legal proceedings. The Bank is involved in various legal proceedings occurring in the ordinary course of business. Management of the Bank, based on discussions with litigation counsel, believes that such proceedings will not have a material adverse effect on the financial condition or operations of the Bank. There can be no assurance, however, that any of the outstanding legal proceedings to which the Bank is a party will not be decided adversely to the Company's interests and have a material adverse effect on the financial position or results of operations of the Company.

Item 2.     Changes in Securities

            None.

Items 3.    Defaults Upon Senior Securities

            None.

Item 4.     Submission of Matters to a Vote of Security Holders

            None.

Item 5.     Other Information

            None.

Item 6.     Exhibits and Reports On Form 8-K

     The following exhibit is filed herewith:

     (a) Exhibit 27--Financial Data Schedule

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed by the Company during the quarter-ended March 31, 1999.

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          BEAL FINANCIAL CORPORATION
                                          Registrant



Date: May 13, 1999                        /S/ D. ANDREW BEAL
                                          --------------------------------------
                                          D. Andrew Beal, Chairman and
                                            President
                                          (Duly Authorized Representative)



Date: May 13, 1999                        /S/ TIMOTHY M. FULTS
                                          --------------------------------------
                                          Timothy M. Fults, Director



Date: May 13, 1999                        /S/ DR. BERNARD L. WEINSTEIN
                                          --------------------------------------
                                          Dr. Bernard L. Weinstein, Director



Date: May 13, 1999                        /S/ JAMES W. LEWIS, JR.
                                          --------------------------------------
                                          James W. Lewis, Jr., Chief Accounting
                                            Officer
                                          (Principal Financial Officer)