Form 10-Q/A
period 1999-03-31
BEAL FINANCIAL CORP
filed 1999-05-18
CIK 946482

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                                    FORM 10-Q/A

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

Item 5.     Other Information

            None.

Item 6.     Exhibits and Reports On Form 8-K

     The following exhibit is filed herewith:

     (a) Exhibit 27--Financial Data Schedule

     (b) Reports on Form 8-K.

     During the quarter ended March 31, 1999, the Company filed a Current Report on Form 8-K dated March 11, 1999 to report under Item 5 of Form 8-K the Company's earnings for the quarter ended December 31, 1998.

     During the quarter ended March 31, 1999, the Company filed a Current Report on Form 8-K dated January 29, 1999 to report under Item 5 of Form 8-K a $60.0 million loan to its primary stockholder, D. Andrew Beal.

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          BEAL FINANCIAL CORPORATION
                                          Registrant



Date: May 18, 1999                        /S/ D. ANDREW BEAL
                                          --------------------------------------
                                          D. Andrew Beal, Chairman and
                                            President
                                          (Duly Authorized Representative)




Date: May 18, 1999                        /S/ JAMES W. LEWIS, JR.
                                          --------------------------------------
                                          James W. Lewis, Jr., Chief Accounting
                                            Officer
                                          (Principal Financial Officer)