Form 10-Q
period 1999-06-30
BEAL FINANCIAL CORP
filed 1999-08-16
CIK 946482

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

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
      (State or other jurisdiction of                    (I.R.S. Employer)
      incorporation of organization)                     Identification Number)


      SUITE 300, LB66, 15770 NORTH DALLAS PARKWAY, DALLAS, TEXAS         75248
         (Address of principal executive offices)                    (ZIP code)

      Registrant's telephone number, including area code:   (972) 404-4000


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

         As of August 16, 1999, there were 300,000 shares of the Registrant's common stock issued and outstanding.

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

      PART II. OTHER INFORMATION

               SIGNATURES


                           BEAL FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands,except share data)

                                                      June 30,              December 31,
                                                        1999                    1998
                                                  ------------------      -----------------
ASSETS

     Cash                                                $      845             $    5,540
     Interest bearing deposits                               99,360                 66,599
                                                         ----------             ----------
       Cash and cash equivalents                            100,205                 72,139

     Accrued interest receivable                             13,885                 12,983
     Securities available for sale                           77,491                 89,581

     Net loans receivable                                 1,081,191              1,059,413
         Less allowance for losses                          (13,007)               (13,867)
                                                        -----------             ----------
                                                          1,068,184              1,045,546
     Federal Home Loan Bank stock                            10,469                  9,877
     Real estate held for investment or sale                102,536                106,353
     Premises and equipment, net                              5,709                  5,699
     Other assets                                             8,025                 11,296
                                                         ----------             ----------
       Total Assets                                      $1,386,504             $1,353,474
                                                         ==========             ==========
LIABILITIES
     Deposit accounts                                    $1,037,428             $1,005,617
     Federal Home Loan Bank advances                         95,000                 80,000
     Senior notes, net                                       57,354                 57,295
     Other borrowings                                         6,913                  7,083
     Other liabilities                                       32,343                 12,253
                                                        ----------              ----------
       Total Liabilities                                  1,229,038              1,162,248

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Common stock, par value $1 per share
          authorized                375,000
          issued and outstanding    300,000                     300                    300
     Paid-in capital                                          2,740                  2,740
     Accumulated other comprehensive
          income                                                910                  3,909
     Retained earnings                                      213,516                184,277
                                                        ------------            ----------
                                                            217,466                191,226
     Stockholder note receivable                            (60,000)                    --
                                                         ----------             ----------
       Total Stockholders' Equity                           157,466                191,226
                                                         ----------             ----------
       Total Liabilities and Stockholders' Equity        $1,386,504             $1,353,474
                                                         ==========             ==========


                 See notes to consolidated financial statements


                           BEAL FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                 (In thousands)
                                                          Three Months Ended                           Six Months Ended
                                                                June 30,                                    June 30,
                                                  -----------------------------------        --------------------------------------
                                                        1999                1998                    1999                1998
                                                  ------------------     ------------        -------------------   ----------------
Interest Income:
     Loans, including fees                                  $39,827          $24,668                    $69,773            $49,078
     Purchased discount accretion                            11,985           12,602                     21,658             24,509
     Investment securities                                    2,141            2,597                      4,763              5,108
                                                           --------         --------                   --------           --------
          Total interest income                              53,953           39,867                     96,194             78,695

Interest expense:
     Deposits                                                12,066           11,767                     24,595             24,855
     Federal Home Loan Bank
          advances and other borrowings                       1,406              521                      2,696                933
     Senior notes                                             2,042            2,016                      4,077              4,027
                                                           --------         --------                   --------           --------
          Total interest expense                             15,514           14,304                     31,368             29,815
                                                           --------         --------                   --------           --------
           Net interest income                               38,439           25,563                     64,826             48,880

Provision for loan losses                                       742             (309)                     1,915              1,064
                                                           --------         --------                   --------           --------

           Net interest income after
             provision for loan losses                       37,697           25,872                     62,911             47,816

Other income
     Gain on sale of loans                                        9                5                          9                 10
     Gain on real estate transactions                        10,739            9,138                     11,849             12,152
     Other real estate operations, net                        1,129            2,745                      2,452              4,230
     Other operating income                                     225              224                      1,506                361
                                                           --------         --------                   --------           --------
          Total noninterest Income                           12,102           12,112                     15,816             16,753

Other expense
     Salaries and employee benefits                           1,982            1,880                      3,912              3,575
     Occupancy and equipment                                    491              531                      1,017              1,178
     SAIF deposit insurance premium                             181              159                        336                317
     Other operating expenses                                 2,897            2,608                      5,019              4,818
                                                           --------         --------                   --------           --------

          Total noninterest expenses                          5,551            5,178                     10,284              9,888
                                                           --------         --------                   --------           --------
          Income before income taxes                         44,248           32,806                     68,443             54,681

     Income Taxes                                             2,110            1,837                      3,704              2,865
                                                           --------         --------                   --------           --------
            Net Income                                      $42,138          $30,969                    $64,739            $51,816
                                                           ========         ========                   ========           ========
     Income per common share                                $140.46          $103.23                    $215.80            $172.72

     Weighted average number of common shares
       outstanding                                              300              300                        300                300


                 See notes to consolidated financial statements

                                          BEAL FINANCIAL CORPORATION

                                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    UNAUDITED
                                                 (In thousands)
                                                                                       Six Months
                                                                                      ended June 30
                                                                        ---------------------------------------
                                                                              1999                  1998
                                                                        -----------------     -----------------

Operating activities
       Net income                                                    $            64,739     $          51,816

       Adjustments to reconcile net income to net cash
           provided by operating activities
             Depreciation and amortization                                           965                 1,129
             Accretion of purchased discount                                     (21,658)              (24,509)
             Provision for loan losses                                             1,915                 1,064
             Amortization of bond premium and underwriting costs                     411                   362
             Gains on real estate transactions                                   (11,849)              (12,152)
             Gain on sales of loans                                                   (9)                  (10)
             Loss on sale of premises and equipment                                   --                   167

       Changes in operating assets and liabilities
             Accrued interest receivable                                          (2,323)                  408
             Prepaid expenses and other assets                                       853                (1,356)
             Accrued interest payable-bonds                                           --                    --
             Other liabilities and accrued expenses                                2,829                (4,765)
                                                                        ----------------      ----------------
                            Net cash provided by
                                operating activities                              35,873                12,154

Investing activities
       Proceeds from:
             Sales of loans                                                          278                    10
             Loan collections, less originations and advances                    145,402               147,894
             Maturities of securities available for sale                           9,344                10,517
             Sales of real estate                                                 19,729                31,343
             Sales of Federal Home Loan Bank stock                                    --                 4,181
             Sales of premises and equipment                                          --                    70
       Purchases of:
             Loans and bid deposits on loan purchases                           (148,066)               (1,284)
             Federal Home Loan Bank stock                                           (592)                 (246)
             Real estate held for investment or sale                              (1,584)               (1,584)
             Premises and equipment                                                 (459)                 (143)
                                                                        ----------------      ----------------
                            Net cash provided by
                                investing activities                              24,052               190,758

Financing activities
       Net increase (decrease) in deposit accounts                                31,811              (157,302)
       Proceeds from long-term debt                                                   --                    --
       Repayments of long-term debt                                                 (170)                 (413)
       Proceeds from (repayments of) advances from the
         Federal Home Loan Bank                                                   15,000               (62,000)
       Loan to shareholder                                                       (60,000)                   --
       Cash dividends paid                                                       (18,500)              (49,100)
                                                                         ---------------       ---------------

                            Net cash used in
                                financing activities                             (31,859)             (268,815)
                                                                         ---------------       ---------------
                            Net increase (decrease)  in cash and
                                cash equivalents                                  28,066               (65,903)

Cash and cash equivalents at beginning of period                                  72,139               150,849
                                                                         ---------------      ---------------

Cash and cash equivalents at end of period                              $        100,205     $          84,946
                                                                         ===============       ===============

Supplemental disclosure of cash flow information
       Cash paid during the period for
             Interest                                                   $         28,115     $          30,517
             Income taxes                                                          3,969                 7,288

Supplemental disclosure of noncash investing and financing
 activities
     Real estate acquired in foreclosure or in settlement of loans      $         15,416     $           6,318

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A--NEW ACCOUNTING PRONOUNCEMENT

In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires reporting of comprehensive income in the financial statements. The components of comprehensive income are as follows:


                                     Three months ended June 30,              Six months ended June 30,
                                    ---------------------------------      ---------------------------------
                                       1999                1998                1999               1998
                                    ------------     ----------------       ------------   -----------------
                                              ( In thousands)                   ( In thousands)

     Net income                         $42,138             $30,969          $64,739            $51,816

     Other comprehensive income net
        unrealized  gains (losses)
         on investment securities
         - available for sale            (2,281)                209           (2,999)               177
                                    -----------   -----------------      -----------   ----------------

     Comprehensive income               $39,857             $31,178          $61,740            $51,993
                                    ===========   =================      ===========   ================


NOTE B--LOAN TO SHAREHOLDER

In January, 1999, the Company funded a $60,000,000 loan to the majority shareholder. As of June 30, 1999, Interest in the amount of $ 2,817,500 has been earned and received\accrued on this loan. The aforementioned loan and interest amounts were not used in the calculation of income\expense\yield ratios.

NOTE C--INCOME TAXES

On March 15, 1999, the Company filed an application with the Internal Revenue Service to elect S Corporation status for federal income tax purposes effective January 1, 1999. This election covered Beal Affordable Housing, Inc., BRE-1 Inc., and BRE-N, Inc. The Company's remaining subsidiaries have been S Corporations since January 1, 1997.

The Company and all of it's subsidiaries no longer pay federal income taxes, except for federal taxes related to the recognition of built-in gains which existed at January 1, 1997, (January 1, 1999, for the above named subsidiaries.) For the six months ended June 30, 1999, the Company recorded federal tax expense of $ 1,818,619, related to the recognition of built-in gains. Except as discussed above, the liability for federal income taxes of the Company is the responsibility of it's shareholders.

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

      FINANCIAL CONDITION

      Beal Financial Corporation ("Beal Financial" and with it's subsidiaries, the "Company"), the parent company of Beal Bank, (the "Bank") had total assets of $1.4 billion at June 30, 1999 and at December 31, 1998. Although total assets remained unchanged, the composition of the assets changed slightly as cash and cash equivalents increased $28.1 million or 38.9%, and net loans receivable increased $22.6 million or 2.17%. These increases were offset by decreases in securities available for sale of $12.1 million or 13.5%, real estate held for investment or sale of $3.8 million or 3.6% and in other assets of $3.3 million or 29.0%.

      The increase in net loans receivable was primarily due to an increase of $52.6 million in single-family residential loans due to bulk loan purchases of primarily performing, well seasoned loans and the origination of $25.6 million of development loans partially offset by declines in commercial and multi-family loans.

      Total liabilities at June 30, 1999 and December 31, 1998 were $1.2 billion. Deposit accounts increased $31.8 million and Federal Home Loan Bank advances increased $15.0 million. The increases funded the increase in net loans receivable discussed above. Other liabilities, increased $20.1 million, primarily due to a $17.0 million dividend payable that was declared but not paid until July, 1999.

      Stockholders' equity decreased $33.8 million from $191.2 million at December 31, 1998 to $157.5 million at June 30, 1999. The decrease was primarily due to the accounting treatment of a $60.0 million note receivable from Beal Financial's major stockholder. This loan was recorded as a Note Receivable and treated as a deduction to capital. Stockholder's equity also reflects net income of $64.7 million for the six months ended June 30, 1999, dividends declared to shareholders since December 31, 1998 of $35.5 million and a decrease in unrealized gains on investment securities of $3.0 million.

      RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

      NET INCOME. For the six months ended June 30, 1999, net income of $64.7 million represented an increase of $12.9 million or 24.9% from the six months ended June 30, 1998. As discussed in more detail below, the increase was primarily due to an increase in net interest income of $15.9 million, offset by an increase in provision for loan losses of $851,000, a decrease in non-interest income of $937,000, an increase in non-interest expense of $396,000 and an increase in income taxes of $839,000.

      INTEREST INCOME. Interest income increased $17.5 million or 22.2%, from $78.7 million at June 30, 1998 to $96.2 million at June 30, 1999. Of the total increase in interest income, $20.7 million was due to an increase in interest income on loans, including fees (one relationship accounted for approximately $9.5 million of this increase), partially offset by decreases in purchased discount accretion of $2.8 million and $345,000 in interest income on investment securities. The average balance of interest-earning assets increased $219.9 million during this period, as compared to the same period a year ago, primarily due to an increase in average net loans receivable of $221.2 million. The net interest rate spread increased slightly from 9.6% for the period ended June 30, 1998 to 9.8% for the same period ended June 30, 1999.

      INTEREST EXPENSE. Interest expense increased $1.6 million, or 5.2%, from $29.8 million at June 30, 1998 to $31.4 million at June 30, 1999. The increase resulted primarily from the average balance of interest-bearing liabilities increasing $163.4 million to $1.2 billion at June 30, 1999, partially offset by a decline in the average rate paid on interest bearing liabilities from 6.0% at June 30, 1998 to 5.4% at June 30, 1999. The increase in average interest-bearing liabilities was due primarily to an increase in the average balance of deposits of $87.3 million and in the average balance of FHLB advances of $76.3 million.

      PROVISION FOR LOAN LOSSES. The provision for loan losses is determined by management as an amount sufficient to maintain the allowance for loan losses at a level considered adequate to absorb future losses inherent in the loan portfolio in accordance with generally accepted accounting principles. The provision for loan losses increased $851,000 for the six months ended June 30, 1999, as compared to the six months ended June 30, 1998. The allowance for losses as a percentage of net loans receivable decreased from 1.3% at June 30, 1998 to 1.2% at June 30, 1999, along with non accrual loans which decreased $23.8 million during the same six months ending June 30, 1999.

      The Company establishes an allowance for loan losses based upon a systematic analysis of risk factors in the loan portfolio as well as a specific analysis of certain impaired loans. This analysis includes an evaluation of the Company's loan portfolio, past loan loss experience, current economic conditions, loan volume and growth, composition of the loan portfolio and other relevant factors. Management's analysis results in the establishment of allowance amounts by loan type based on allocations by asset classification. The allowance for loan losses as a percentage of net non-performing loans was 13.7% at June 30, 1999 as compared to 8.4% at June 30, 1998. Net non-performing loans decreased $32.3 million from $123.5 million at June 30, 1998 to $95.0 million at June 30, 1999.

      Although management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted wit absolute certainty in advance. In addition, bank regulatory agencies, as an integral part of the examination process, periodically review the company's allowance for loan losses. Such agencies may require the company to recognize additions to the allowance level based upon their judgement of the information available to them at the time of their examination.

      NON-INTEREST INCOME. Total non-interest income decreased $937,000, or 5.6% to $15.8 million at June 30, 1999 from $16.8 million at June 30, 1998. This decrease was due primarily to a $1.8 million decrease in other real estate operations, net, partially offset by a $1.1 million increase in other operating income, due to the Company's collection of a loan deficiency.

      NON-INTEREST EXPENSE. Non-interest expense increased slightly, by $396,000, or 4.0% to $10.3 million at June 30, 1999, from $9.9 million at June 30, 1998. The increase was primarily due to an increase of $337,000 in salaries and employee benefits and an increase in other operating expenses of $201,000, partially offset by a decrease in occupancy and equipment of $161,000.

      RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

      NET INCOME. For the three months ended June 30, 1999, net income of $42.1 million represented an increase of $11.2 million, or 36.1% from the three months ended June 30, 1998. As discussed in more detail below, the increase was primarily due to an increase in net interest income, of $12.9 million, partially offset by the increases in provision for loan losses of $1.1 million, in non-interest expense of $373,000 and in income taxes of $273,000.

      INTEREST INCOME. Interest income increased $14.1 million, or 35.3%, from $39.9 million at June 30, 1998 to $54.0 million at June 30, 1999. Of the total increase in interest income, $15.2 million was due to an increase in interest income on loans, including fees, partially offset by a decrease in purchased discount accretion of $617,000 and a decrease in interest income on investment securities of $456,000. The average balance of interest-earning assets increased $266.0 million during this period, as compared to the same period a year ago, primarily due to an increase in average net loans receivable of $279.0 million. The net interest spread increased from 10.45% for the three months ended June 30, 1998 to 11.57% for the same period ending June 30, 1999 primarily due to an increase in yield on average interest-earning assets from 16.46% to 16.97% for the three month periods ending June 30, 1998 and June 30, 1999, respectively.

      INTEREST EXPENSE. Interest expense increase $1.2 million, or 8.5%, to $15.5 million at June 30, 1999 from $14.3 million at June 30, 1998. The increase resulted from the average balance of interest-bearing liabilities increasing $197.1 million to $1.1 billion at June 30, 1999 partially offset by a decline in the average rate paid on interest bearing liabilities from 6.01% at June 30, 1998 to 5.40% at June 30, 1999. The increase in average interest-bearing liabilities was due to an increase in the average balance of deposits of $119.8 million and an increase in average FHLB advances of $77.1 million.

      PROVISION FOR LOAN LOSSES. The provision for loan losses is determined by management as an amount sufficient to maintain the allowance for loan losses at a level considered adequate to absorb future losses inherent in the loan portfolio in accordance with generally accepted accounting principles. The provision for loan losses increased $1.1 million or 340.0% for the three months ended June 30, 1999 as compared to a recovery of $309,000 during the three months ended June 30, 1998. This increase was due primarily to an increase in the general reserve as a result of a bulk purchase of $121.9 million, gross, first lien, primarily performing, well seasoned, single-family residential loans in the first quarter of 1999.

      NON-INTEREST INCOME. Total non-interest income remained constant at $12.1 million at June 30, 1998 and 1999. A $1.6 million increase in gain on real estate transactions, offset a $1.6 million net decrease in other real estate operations.

      NON-INTEREST EXPENSE. Non-interest expense increased $373,000, or 7.2% from $5.2 million for the three months ended June 30, 1998 to $5.6 million for the three months ended June 30, 1999. The increase was primarily due to an increase of $289,000 in other operating expenses and an increase of $102,000 in salaries and employee benefits, partially offset by a decrease in occupancy and equipment expense of $40,000.

      FEDERAL AND STATE TAXATION.

      FEDERAL TAXATION. Beal Financial and all its subsidiaries have elected Subchapter-S status for federal income tax purposes. Concurrent with the change to Subchapter-S status, Beal Financial and all subsidiaries changed their tax and fiscal year-ends to December 31, from their previous June 30 year-ends.

      Beal Financial generally will not pay any federal taxes on net income. The only exception will involve possible Subchapter-C tax liabilities on net built-in gains as of January 1, 1997, which may be recognized during the 10 year period ending December 31, 2006. Recognition of built-in gains/losses are also subject to certain limitations. Approximately $1.8 million of the tax expense for the six months ended June 30, 1999, related to tax on recognized built-in gains. It is not anticipated that the tax expense related to recognized built-in gains would be material in any given quarter.

      The future tax liability for the taxable earnings of Beal Financial will be the responsibility of the shareholders of Beal Financial. The Board of Directors of Beal Financial, on August 11, 1999, declared a dividend payable to the shareholders of $4.0 million. The dividend was paid to the shareholders on August 13, 1999. It is anticipated that future dividend to shareholders will be declared in an amount equal to at least their tax liability related to the earnings of Beal Financial.

      TEXAS STATE INCOME TAXATION. Beal Financial currently files Texas franchise tax returns. Texas imposes a franchise tax on the taxable income of savings institutions and other corporations. The franchise tax equals the greater of $2.50 per $1,000 of taxable capital apportioned to Texas, of $45.00 per $1,000 of net taxable earned surplus apportioned to Texas. Taxable earned surplus is the federal corporate taxable income of each company within the corporate group determined on a separate company basis with certain modifications. Approximately $1.9 million of the tax expense for the six month ended June 30, 1999, related to franchise tax, primarily Texas franchise tax.

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

      The primary investing activity of the Company has been the purchase of discounted loans from various U.S. government agencies through the sealed bid process or auctions and from private sector sellers. During the three and six month periods ended June 30, 1999, the Company purchased $24.9 million and $148.1 million of net loans, respectively as compared to purchases of $0 million and $1.2 million for the same periods ended last year.

      Loan originated during the three and six months ended June 30, 1999 totaled $34.7 million and $56.5 million, respectively as compared to $7.8 million and $17.5 million for the same periods last year.

      The Company's primary financing activity has been the attraction of deposits. During the six months ended June 30, 1999, the Company experienced an increase in deposits of $31.8 million, primarily comprised of a decrease in retail deposits of $77.2 million and an increase of $109.0 million in brokered deposits.

      The Company has the ability to borrow additional funds from the FHLB by pledging assets as collateral, subject to certain restrictions. At June 30, 1999, the Company had an undrawn advance arrangement with the FHLB for $173.9 million.

      The Bank is required to maintain minimum levels of liquid assets as defined by the Texas Savings and Loan Department ("Texas Department"). Unless approved in advance by the Texas Department, a Texas savings bank is required to maintain a minimum of 10% of the previous quarters average deposits in liquid assets. At June 30, 1999, the Bank's liquidity ratio was 17.2%.

      The Company's most liquid asset is cash and cash equivalents. The level of cash equivalents is dependent on the company's operating, financing, and investing activities during any given period. At June 30, 1999 the Company had cash and cash equivalents of $100.2 million.

      The Company anticipates that it will have sufficient funds available to meet its current foreseeable commitments. At June 30, 1999, the Company had commitments to originate loans of $10.9 million and no outstanding commitments to purchase loans. Certificates of deposits which are scheduled to mature in one year of less at June 30, 1999 totaled $812.5 million. Due to the Company's high interest rate spread, management has typically relied upon interest rate sensitive short-term deposits to fund its loan purchases. The Company believes that its overall cost of raising deposits is less then those institutions that raise deposits through a costly branch network. Because of the Company's high yield on interest-earning assets, the Company believes the potential interest rate risk of relying on short-term deposits is acceptable and that it can maintain an acceptable net interest spread.

      At June 30, 1999, the Bank exceeded each of its three capital requirements. The following is a summary of the Bank's regulatory capital position at June 30, 1999.

                                        AT JUNE 30, 1999
                             -----------------------------------------
                                   REQUIRED               ACTUAL
                             ------------------   --------------------
                             Amount    Percent     Amount      Percent
                             ------    -------     ------      -------
Leverage capital             $68,909    5.0%      $197,831      14.4%
Tier 1 capital                58,138    6.0%       197,831      20.4%
Total risk-based capital      96,897   10.0%       209,954      21.7%

      On October 13, 1997, the Texas Department notified the Bank's Board of Directors that they were rescinding the requirement that the Bank maintain minimum capital requirements of 9% for Tier 1 capital and 11% for risk-based capital, based upon an acceptable business plan submitted to the Texas Department by the Bank. The business plan on file with the Texas Department generally anticipates a decline in total assets, absent the Company being the successful bidder for additional bulk asset purchases; a continued improvement in the company's level of classified assets; the discontinuation of the company's foreign lending program; and the Bank maintaining a Tier 1 capital ratio of at least 10%. The Texas Department must be provided with prior written notice of any actions planned or anticipated that might reasonably be expected to result in a material deviation form the business plan. The Bank requested and received approval to deviate from the business plan during the last quarter of 1998 due to the bulk purchase of single family residential loans. The Bank is in the process of revising its business plan. It is anticipated that the revised business plan will show continued growth, a manageable level of classified assets and the Bank maintaining its well capitalized status.

      YEAR 2000

      The company's Year 2000 project team has continued its efforts to ensure that all mission critical and business essential system will continue to operate through the transition to the next century.

      The project team has completed the various phases of the project:

o Assessment - All systems were analyzed to identify mission critical systems and processes.

o Renovation - Modifications were made to software, hardware and firmware to make all system, including mission critical systems, Y2K complaint.

o Validation - Testing of all systems, including mission critical systems were completed by the March 31, 1999.

o Implementation - All renovated software, firmware, and hardware is now being used in production on a daily basis.

o Contingency Planning- A Business Resumption Contingency Plan (BRCP) was completed by the end of June 1999. Validation of the BRCP has also been completed.

o  Year 2000 status information has been mailed to customers.

     Current Y2K Activities include:

o  Contingency plans are being revised based upon the BRCP validation process.

o  Contingency training is being planned for all employees.

o Information brochures are being prepared to advise customers and the general public of the banks current Y2K status.

o An Event Management plan has been developed and documented. The purpose of the Event Management plan has been developed and documented. The purpose of the Event management plans is to ensure that there is a smooth transition into the year 2000.

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

      RATIOS OF EARNING TO FIXED CHARGES

      The company's consolidated ratios of earnings to fixed charges for the three months ended June 30, 1999 are set forth below. Earnings used in computing the ratios shown consist of earnings from continuing operations before taxes and interest expense. Fixed charges, excluding interest on deposits, represent interest expense on borrowings. Fixed charges, including interest on deposits, represent all of the foregoing items plus interest on deposits. Interest expense (other than on deposits) includes interest on FHLB borrowings, the Senior Notes and other borrowed funds.

                                          For the Three Months Ended
                                                June 30, 1999
                                          --------------------------

            Excluding interest on deposits......        13.8:1
            Including interest on deposits......         3.1:1

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

                                          BEAL FINANCIAL CORPORATION
                                          Registrant



            Date: August 16, 1999         /s/ D. Andrew Beal
                                          ---------------------------------
                                          D. Andrew Beal, Chairman



            Date: August 16, 1999         /s/ James W. Lewis, Jr.
                                          ---------------------------------
                                          James W. Lewis, Jr.
                                          Chief Accounting Officer