Form 10-Q
period 1999-09-30
BEAL FINANCIAL CORP
filed 1999-11-15
CIK 946482

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      _____________________________________

                                    FORM 10-Q

[X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999

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
(State or other jurisdiction of                          (I.R.S. Employer
incorporation of organization)                           Identification Number)

Suite 300, LB66, 15770 North Dallas Parkway, Dallas, Texas             75248
(Address of principal executive offices)                             (ZIP code)

Registrant's telephone number, including area code:   (972) 404-4000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

     As of September 30, 1999, there were 300,000 shares of the Registrant's common stock issued and outstanding.

                           BEAL FINANCIAL CORPORATION


                                      INDEX



                                                                          PAGE
                                                                         NUMBER

PART I.  FINANCIAL INFORMATION

         Item 1. - Financial Statements. . . . . . . . . . . . . . . . .   1

         Item 2. - Management's Discussion and Analysis of Financial
                    Condition and Results of Operations . . . . . . . . .  5

PART II. OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . 12

         SIGNATURES. . . . . . . . .  . . . . . . . . . . . . . . . . . . 13

                           BEAL FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands,except share data)


                                                  September 30,  December 31,
                                                      1999          1998
                                                  ------------   ------------

Cash                                              $       501    $     5,540
Interest bearing deposits                              77,783         66,599
                                                  -----------    -----------
  CASH AND CASH EQUIVALENTS                            78,284         72,139

Accrued interest receivable                            12,000         12,983
Securities available for sale                          73,319         89,581

Net loans receivable                                1,046,838      1,059,413
    Less allowance for losses                         (12,684)       (13,867)
                                                  -----------     ----------
                                                    1,034,154      1,045,546

Federal Home Loan Bank stock                            7,983          9,877
Real estate held for investment or sale                95,354        106,353
Premises and equipment, net                             5,689          5,699
Other assets                                           10,867         11,296
                                                  -----------     ----------
  TOTAL ASSETS                                    $ 1,317,650     $1,353,474
                                                  ===========     ==========

Deposit accounts                                  $ 1,042,681     $1,005,617
Federal Home Loan Bank advances                        25,000         80,000
Senior notes, net                                      57,385         57,295
Other borrowings                                        6,860          7,083
Other liabilities                                      22,007         12,253
                                                   ----------     ----------
  TOTAL LIABILITIES                                 1,153,933      1,162,248


Common stock, par value $1 per share
     authorized              375,000
     issued and outstanding  300,000                      300            300
Paid-in capital                                         2,740          2,740
Accumulated other comprehensive
     income                                               601          3,909
Retained earnings                                     220,076        184,277
                                                  -----------     ----------
                                                      223,717        191,226
Stockholder note receivable                           (60,000)           ---
                                                  -----------     ----------

  TOTAL STOCKHOLDERS' EQUITY                          163,717        191,226
                                                  -----------     ----------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 1,317,650     $1,353,474
                                                  ===========     ==========


                 See notes to consolidated financial statements

                           BEAL FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                 (In thousands)

                                                Three Months Ended        Nine Months Ended
                                                   September 30,            September 30,
                                                  1999       1998          1999         1998
                                                ---------  ---------    ----------   ---------

 Interest Income:
      Loans, including fees                       $28,098    $22,016       $97,871    $71,094
      Purchased discount accretion                  6,230     10,035        27,888     34,544
      Investment securities                         2,334      2,894         7,097      8,002
                                                ---------  ---------    ----------   --------
           TOTAL INTEREST INCOME                   36,662     34,945       132,856    113,640

Interest expense:
      Deposits                                     13,227     10,836        37,822     35,691
      Federal Home Loan Bank
           advances and other borrowings              179        148         2,875      1,081
      Senior notes                                  2,049      2,022         6,126      6,049
                                                ---------  ---------    ----------   --------
           TOTAL INTEREST EXPENSE                  15,455     13,006        46,823     42,821
                                                ---------  ---------    ----------   --------

            NET INTEREST INCOME                    21,207     21,939        86,033     70,819

Provision for loan losses                           1,312        176         3,227      1,240
                                                ---------  ---------    ----------    -------

            NET INTEREST INCOME AFTER
              PROVISION FOR LOAN LOSSES            19,895     21,763        82,806     69,579

Other income
      Gain on sale of loans                           ---        ---             9         10
      Gain on real estate transactions              1,022     22,017        12,871     34,169
      Other real estate operations, net               640        994         3,092      5,224
      Other operating income                          478        154         1,984        515
                                                ---------  ---------    ----------    -------
           TOTAL NONINTEREST INCOME                 2,140     23,165        17,956     39,918

Other expense
      Salaries and employee benefits                2,594      2,625         6,506      6,200
      Occupancy and equipment                         487        512         1,504      1,690
      SAIF deposit insurance premium                  170        150           506        467
      Other operating expenses                      2,692      1,761         7,711      6,579
                                                ---------  ---------    ----------    -------
           TOTAL NONINTEREST EXPENSES               5,943      5,048        16,227     14,936
                                                ---------  ---------    ----------    -------

           INCOME BEFORE INCOME TAXES              16,092     39,880        84,535     94,561

      Income Taxes                                    382        954         4,086      3,819
                                                ---------  ---------    ----------    -------
             NET INCOME                           $15,710    $38,926       $80,449    $90,742
                                                =========  =========    ==========    =======
      Income per common share                      $52.37    $129.75       $268.16    $302.47

      Weighted average number of
        common shares outstanding                     300       300           300         300



                 See notes to consolidated financial statements

                           BEAL FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED
                                 (In thousands)

                                                                      Nine Months
                                                                   ended September 30
                                                               --------------------------
                                                                  1999             1998
                                                               ---------        ---------
OPERATING ACTIVITIES
   Net income                                                  $  80,449        $  90,742

   Adjustments to reconcile net income to net cash
    provided by operating activities
      Depreciation and amortization                                1,426            1,531
      Accretion of purchased discount                            (27,888)           4,544)
      Provision for loan losses                                    3,227            1,240
      Amortization of bond premium and underwriting costs            627              551
      Gains on real estate transactions                          (12,871)          (4,169)
      Gain on sales of loans                                          (9)
      Loss on sale of premises and equipment                         ---              189

   Changes in operating assets and liabilities
      Accrued interest receivable                                   (575)           1,506
      Prepaid expenses and other assets                              834           (1,072)
      Accrued interest payable-bonds                              (1,833)          (1,833)
      Other liabilities and accrued expenses                       5,994           (6,730)
                                                              ----------        ---------
        Net cash provided by
          operating activities                                    49,381           17,411

INVESTING ACTIVITIES
   Proceeds from:
      Sales of loans                                                 278              ---
      Loan collections, less originations and advances           209,452          230,977
      Maturities of securities available for sale                 13,331           14,657
      Sales of real estate                                        30,489           98,079
      Sales of Federal Home Loan Bank stock                        2,596            4,181
      Sales of premises and equipment                                ---               79
   Purchases of:
      Loans and bid deposits on loan purchases                  (177,401)          (3,144)
      Federal Home Loan Bank stock                                  (702)            (340)
      Real estate held for investment or sale                     (2,987)          (3,020)
      Premises and equipment                                        (633)            (245)
                                                              ----------        ---------
       Net cash provided by
         investing activities                                     74,423          341,224

FINANCING ACTIVITIES
    Net increase (decrease) in deposit accounts                   37,064         (214,942)
    Proceeds from long-term debt                                     ---              ---
    Repayments of long-term debt                                    (223)            (464)
    Proceeds from (repayments of) advances
       from the Federal Home Loan Bank                           (55,000)        (110,000)
    Loan to shareholder                                          (60,000)             ---
    Cash dividends paid                                          (39,500)         (68,200)
                                                               ---------        ---------
     Net cash used in
       financing activities                                     (117,659)        (393,606)
                                                               ---------        ---------
     Net increase (decrease) in cash
       and cash equivalents                                        6,145          (34,971)

Cash and cash equivalents at beginning of period                  72,139          150,849
                                                               ---------        ---------
Cash and cash equivalents at end of period                     $  78,284        $ 115,878
                                                               =========        =========
Supplemental disclosure of cash flow information
    Cash paid during the period for
      Interest                                                 $  42,934        $  45,059
      Income taxes                                                 4,571           10,386

Supplemental disclosure of noncash investing
and financing activities
   Real estate acquired in foreclosure or in
    settlement of loans                                        $  17,957        $   9,236


                 See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--COMPREHENSIVE INCOME

In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires reporting of comprehensive income in the financial statements. The components of comprehensive income are as follows:

                                         Three months       Nine months
                                            ended             ended
                                         September 30,     September 30,
                                       ----------------  ----------------
                                         1999     1998     1999     1998
                                       -------  -------  --------  ------
                                        (In thousands)     (In thousands)

Net income                             $15,710  $38,926  $80,449   $90,742

  Other comprehensive income net
   unrealized  gains (losses) on
   investment securities - available
    for sale                              (309)     892    (3,308)   1,068
                                       -------  -------   -------  -------

      Comprehensive income             $15,401  $39,818   $77,141  $91,810
                                       =======  =======   =======  =======


NOTE B--LOAN TO SHAREHOLDER

In January, 1999, the Company funded a $60,000,000 loan to the majority shareholder. As of September 30, 1999, Interest in the amount of $4,392,500 has been earned on this loan. The aforementioned loan and interest amounts were not used in the calculation of income\expense\yield ratios.

NOTE C--INCOME TAXES

On March 15, 1999, the Company filed an application with the Internal Revenue Service to elect S Corporation status for federal income tax purposes effective January 1, 1999. This election covered Beal Affordable Housing, Inc., BRE-1 Inc., and BRE-N, Inc. The Company's remaining subsidiaries have been S Corporations since January 1, 1997.

The Company and all of it's subsidiaries no longer pay federal income taxes, except for federal taxes related to the recognition of built-in gains which existed at January 1, 1997, (January 1, 1999, for the above named subsidiaries.) For the nine months ended September 30, 1999, the Company recorded federal tax expense of $ 2,313,619, related to the recognition of built-in gains. Except as discussed above, the liability for federal income taxes of the Company is the responsibility of it's shareholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Financial Condition

Beal Financial Corporation ("Beal Financial" and with it's subsidiaries, the "Company"), the parent company of Beal Bank, ssb, (the "Bank") had total assets of $1.3 billion at September 30, 1999 representing a slight decrease of $35.8 million or 2.7% at December 31, 1998. The decrease resulted primarily from a decrease in securities available for sale of $16.3 million, a decrease in net loans receivable of $12.6 million, a decrease in real estate held for investment or sale of $11.0 million and a decrease of $1.9 million in Federal Home Loan Bank ("FHLB") stock. These decreases were partially offset by an increase of $6.1 million in cash and cash equivalents. The decrease in securities available for sale was the result of repayments in the ordinary course of business. The decrease in net loans receivable was due primarily to normal principal repayments of loans, early loan payoffs and foreclosures of loans partially offset by $242.8 million in loan purchases and loan originations. The decreases in real estate held for investment or sale was primarily the result of $29.8 million in sales of other real estate, partially offset by foreclosures of loans of $18.0 million. The increase in cash and cash equivalents was due to normal operations. (See also - Liquidity and Capital Resources)

     Total liabilities at September 30, 1999 and December 31, 1998 remained virtually unchanged at $1.2 billion. A decline of $55.0 million in FHLB advances was partially offset by an increase in deposit accounts of $37.1 million and an increase of $9.8 million in other liabilities. The repayment of the advances from the FHLB was primarily funded with cash flow provided from normal operations.

     Stockholders' equity decreased $27.5 million or 14.4%, from $191.2 million at December 31, 1998 to $163.7 million at September 30, 1999. The decrease was primarily due to the accounting treatment of a $60.0 million loan made to the Company's primary stockholder and $44.7 million of cash dividends to stockholders, partially offset by net income of $80.4 million for the nine months ended September 30, 1999. Even though the $60.0 million Note Receivable is an asset of the Company, due to its nature as an affiliate transaction, accounting standards and regulatory oversight have prompted the Company to deduct it from capital and treat it in the same manner as a dividend.

Results of Operations for the Nine Months Ended September 30, 1999 and 1997

     Net income. For the nine months ended September 30, 1999, net income of $80.4 million represented a decrease of $10.3 million, or 10.6% from the nine months ended September 30, 1998. As discussed in more detail below, the decrease was primarily due to a decrease in total noninterest income of $22.0 million and an increase of $1.3 million in total noninterest expense which offset an increase of $13.2 million in net interest income after provision for loan losses.

     Interest income. Interest income increased $19.2 million, or 16.9%, from $113.6 million at September 30, 1998 to $132.9 million at September 30, 1999. The majority of the total increase in interest income was due to an increase in interest income on loans including fees, of $26.8 million. This increase was partially offset by decreases in purchased discount accretion of $6.7 million and in interest income on investment securities of $905,000. The average balance of interest-earning assets increased $241.0 million during this period, as compared to the same period a year ago, primarily due to an increase in the average balance of loans receivable of $250.5 million and an increase in the average balance of interest-earning deposits of $12.1 million, partially offset by a decrease in the average balance of investment securities, primarily mortgage-backed securities, of $23.4 million. The net interest spread decreased from 9.4% for the nine months ended September 30, 1998, to 8.6% for the same period ended September 30, 1999, primarily due to a decrease in the yield on average earning assets from 15.5% to 14.0% for the nine month periods ending September 30, 1998 and 1999, respectively. This decrease was due primarily to a decrease in the amount of purchased discount accretion taken in relation to the amount of loans outstanding.

     Interest expense. Interest expense increased $4.0 million, or 9.4%, from $42.8 million at September 30, 1998 to $46.8 million at September 30, 1999. The increase resulted primarily from an increase of $198.9 million in the average balance of interest-bearing liabilities from $946.4 million to $1.1 billion at September 30, 1999. The average rate paid on interest bearing liabilities decreased from 6.0% at September 30, 1998 to 5.5% at September 30, 1999. The increase in average interest-bearing liabilities was due primarily to an increase in the average balance of certificate accounts of $134.3 million, an increase in the average balance of FHLB advances of $51.7 million , and an increase of $13.1 million in the average balance of savings deposits.

     Provision for loan losses. The provision for loan losses is determined by management as an amount sufficient to maintain the allowance for loan losses at a level considered adequate to absorb future losses inherent in the loan portfolio in accordance with generally accepted accounting principles. The provision for loan losses increased $2.0 million for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998. The allowance for losses as a percentage of net loans receivable decreased slightly from 1.3% at December 30, 1998 to 1.2% at September 30, 1999.

     The Company establishes an allowance for loan losses based upon a systematic analysis of risk factors in the loan portfolio as well as a specific analysis of certain impaired loans. This analysis includes an evaluation of the Company's loan portfolio, past loan loss experience, current economic conditions, loan volume and growth, composition of the loan portfolio and other relevant factors. Management's analysis results in the establishment of allowance amounts by loan type based on allocations by asset classification. The allowance for loan losses as a percentage of net non- performing loans was 14.0% as compared to 8.4% at September 30, 1998. Net non-performing loans decreased $28.9 million, from $119.6 million at September 30, 1998 to $90.7 million at September 30, 1999.

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

     Non-interest income. Total non-interest income decreased $22.0 million, or 55.0% to $18.0 million at September 30, 1999 from $39.9 million at September 30, 1998. The decrease was due primarily to a decrease in the income attributable to the gain on real estate transactions of $21.3 million and a decrease in the income from other real estate operations, net of $2.1 million partially offset by an increase in other operating income of $1.5 million.

     Non-interest expense. Non-interest expense increased $1.3 million, or 8.6% to $16.2 million at September 30, 1999 from $14.9 million at September 30, 1998. The increase was primarily due to an increase in other operating expenses of $1.1 million. The majority of this increase was due to an increase of $694,000 in loan servicing expense as a result of an increase in one- to four-family residential loans and automobile loans purchased. These loans require additional servicing efforts due to the number of relatively small balance loans.

Results of Operations for the Three Months Ended September 30, 1999 and 1998

     Net income. For the three months ended September 30, 1999, net income of $15.7 million represented a decrease of $23.2 million, or 60.0% from the three months ended September 30, 1998. As discussed in more detail below, the decrease was primarily due to a decrease in noninterest income of $21.0 million, a decrease in net interest income after provision for loan losses of $1.9 million and an increase in noninterest expenses of $895,000, offset slightly by a decrease in income taxes of $572,000.

     Interest income. Interest income increased $1.7 million or 4.9%, from $34.9 million at September 30, 1998 to $36.7 million at September 30, 1999. The increase was due primarily to an increase in interest income on loans, including fees of $6.1 million, partially offset by a decrease in purchased discount accretion of $3.8 million and a decrease in interest income on investment securities of $560,000. The average balance of interest-earning assets increased $282.6 million during this period, as compared to the same period a year ago, primarily due an increase in the average balance of net loans receivable of $308.2 million, and an increase in the average balance of FHLB stock of $1.6 million, partially offset by a decrease in the average balance of investment securities, primarily mortgage-backed securities, of $24.4 million and a decrease in the average balance of interest earning deposits of $2.8 million. The net interest spread decreased from 9.1% for the three months ended September 30, 1998 to 6.1% for the same period ending September 30, 1999 primarily due to a decrease in the yield on average earning assets from 15.14% to 11.64% for the three month periods ending September 30, 1998 and September 30, 1999, respectively. This decrease was due primarily to a decrease in the amount of purchased discount accretion taken.

     Interest expense. Interest expense increased $2.4 million, or 18.8%, from $13.0 million at September 30, 1998 to $15.5 million at September 30, 1999. The increase in expense was due to an increase of $268.8 million in the average balance of interest-bearing liabilities from September 30, 1998 to September 30, 1999. The average rate paid on interest bearing liabilities decreased from 6.1% at September 30, 1998 to 5.5% at September 30, 1999. The increase in average interest-bearing liabilities was due primarily to an increase in the average balance of certificate accounts of $248.4 million, an increase in the average balance of savings deposits of $17.2 million, and an increase in the average balance of FHLB advances of $3.3 million.

     Provision for loan losses. The provision for loan losses is determined by management as an amount sufficient to maintain the allowance for loan losses at a level considered adequate to absorb future losses inherent in the loan portfolio in accordance with generally accepted accounting principles. The provision for loan losses increased $1.1 million for the three months ended September 30, 1999, as compared to the three months ended September 30, 1998.

     Non-interest income. Total non-interest income decreased $21.0 million, or 90.8% to $2.1 million at September 30, 1999 from $23.2 million at September 30, 1998. This decrease was due to a decrease in the income attributable to the gain on real estate transactions of $21.0 million.

     Non-interest expense. Non-interest expense increased $895,000, or 17.7% from $5.0 million for the three months ended September 30, 1998 to $5.9 million for the three months ended September 30, 1999. The increase was due primarily to an increase of $931,000 in other operating expenses of which $694,000 was specifically related to an increase in loan servicing expenses as a result of the loan purchases described above in the last quarter of 1998.

Federal and State Taxation

     Federal Taxation. Beal Financial and all of its subsidiaries have elected Subchapter-S status for federal income tax purposes. Concurrent with the change to Subchapter-S status, Beal Financial and all subsidiaries changed their tax and fiscal year-ends to December 31, from their previous June 30 year-ends.

     Beal Financial generally will not be responsible to pay any federal taxes on its net income. The only exception will involve possible Subchapter-C tax liabilities on net built -in gains which the Company had as of January 1, 1997, which may have to be recognized during the 10 year period ending December 31, 2006. Recognition of built-in gains/losses are also subject to certain limitations. Approximately $2.3 million of the tax expense for the nine months ended September 30, 1999, related to tax on recognized built-ins gains. It is not anticipated that the tax expenses related to recognized built-ins gains will be material in any given quarter.

     The future tax liability for the taxable earnings of Beal Financial will be the responsibility of the shareholders of Beal Financial. The Board of Directors of Beal Financial in October, 1999, declared dividends due and payable to the shareholders, of $2.9 million. It is anticipated that future dividends to shareholders will be declared in an amount equal to at least their tax liability related to the earnings of Beal Financial.

     Texas State Income Taxation. Beal Financial currently files Texas franchise tax returns. Texas imposes a franchise tax on the taxable income of savings institutions and other corporations. The franchise tax equals the greater of $2.50 per $1,000 of taxable capital apportioned to Texas, of $45.00 per $1,000 or net taxable earned surplus apportioned to Texas. Taxable earned surplus is the federal corporate taxable income of each company within the corporate group determined on a separate company basis with certain modifications. Approximately $1.8 million of the tax expense for the nine months ended September 30, 1999, related to franchise tax, primarily Texas franchise tax.

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

     Historically, the primary investing activity of the Company has been the purchase of discounted loans from various U.S. government agencies through the sealed bid process or auctions and from other private sellers. During the three and nine month periods ended September 30, 1999, the Company purchased $29.2 million and $177.3 million of net loans, respectively as compared to purchases of $2.0 million and $3.2 million for the same periods ended last year. Loan originations for the three and nine month periods ended September 30, 1999 totaled $9.0 million and $65.5 million, respectively as compared to loan originations of $17.5 million and $24.9 million for the same periods last year.

     The Company's primary financing activity has historically been the attraction of deposits. During the nine months ended September 30, 1999, the Company's deposit levels remained virtually unchanged, increasing only $37.1 million. The Company had senior notes, net, of $57.5 million and other borrowings of $6.9 million at September 30, 1999. Subsequent to quarter end the Company repurchased $12.9 million of the senior notes at par plus one-eighth in an unsolicited transaction.

     The Company continues to have the ability to borrow additional funds from the FHLB by pledging assets as collateral, subject to certain restrictions. At September 30, 1999, the Company had an undrawn advance arrangement with the FHLB for $278.9 million.

     The Bank is required to maintain minimum levels of liquid assets as defined by the Texas Savings and Loan Department ("Texas Department"). Unless approved in advance by the Texas Department, a Texas savings bank is required to maintain a minimum of 10% of the previous quarters average deposits in liquid assets. At September 30, 1999, the Bank's liquidity ratio was 15.0%.

     The Company's most liquid asset is cash and cash equivalents. The level of cash equivalents is dependent on the Company's operating, financing, and investing activities during any given period. At September 30, 1999, the Company had cash and cash equivalents of $78.3 million.

     The Company anticipates that it will have sufficient funds available to meet its current foreseeable commitments. At September 30, 1999, the Company had one outstanding commitment to originate a loan for $15.0 million and no outstanding commitments to purchase loans. Certificates of deposits which are scheduled to mature in one year or less at September 30, 1999 totaled $835.6 million. Due to the Company's high interest rate spread, management has typically relied upon interest rate sensitive short-term deposits to fund its loan purchases. The Company believes the potential interest rate risk is acceptable in view of the Company's belief that it can maintain an acceptable net interest spread.

     At September 30, 1999, the Bank exceeded each of its three capital requirements and is considered well capitalized for regulatory purposes. The following is a summary of the Bank's regulatory capital position at September 30, 1999.

                                          At September 30, 1999
                                  --------------------------------------
                                       Required            Actual
                                  -----------------   ------------------
                                    Amount  Percent    Amount    Percent
                                  --------- -------   --------   -------
                                            (Dollars in Thousands)

Leverage capital................  $65,508      5.0%   $200,022    15.3%
Tier 1 capital..................   56,456      6.0     200,022    21.3
Total risk-based capital........   94,094     10.0     211,795    22.5


     On October 13, 1997, the Texas Department notified the Bank's Board of Directors that they were rescinding the requirement that the Bank maintain minimum capital requirements of 9% for Tier 1 capital and 11% for risk-based capital, based upon an acceptable business plan submitted to the Texas
Department by the Bank. The business plan on file with Texas Department generally anticipates a decline in total assets, absent the Company being the successful bidder for additional bulk asset purchases; a continued improvement in the Company's level of classified assets; the discontinuation of the Company's foreign lending program; and the Bank maintaining a Tier 1 capital ratio of at least 10%. The Texas Department must be provided with prior written notice of any actions planned or anticipated that might reasonably be expected to result in a material deviation from the business plan. The Bank requested and received approval to deviate from the business plan during the last quarter of 1998 due to the bulk purchase of single family residential loans. Aside from the approval by the regulators to deviate from the business plan with respect to the bulk loan purchase, the Bank is in compliance with the plan as classified asset levels continue to improve, the Bank's Tier 1 capital level is significantly above 10% and the Bank discontinued its foreign lending program prior to October, 1997 when the plan was submitted.

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

     o Validation - The Validation Test Plan included in the Year 2000 Test Plan was used to as a guideline to test and document all mission critical systems. Test dates and results are included as appendices. Testing of all systems, including mission critical systems has been completed.

     o Implementation - The Project Action Plan included in the Year 2000 Test Plan was used to as a guideline to implement and document all mission critical system upgrades and renovations. All renovated software, firmware, and hardware is now being used in production on a daily basis.

     o Contingency Planning - A Business Resumption Contingency Plan ("BRCP") was completed by the end of June 1999. Validation of the BRCP has also been completed through internal testing and third party audits. Contingency training has been completed for employees.

     o Year 2000 status information has been mailed to customers on an ongoing basis. Multiple mass mailings of letters and brochures regarding our Year 2000 status have been issued and are slated through year end.

     The Company is expensing the cost of all required system changes and such costs are funded through operating cash flows. The total estimated cost of the Year 2000 conversion project is approximately $150,000. The Company does not expect significant increases in future data processing costs relating to Year 2000 compliance.

Impact on Inflation and Changing Prices

     The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Nearly all the assets and liabilities of the Company are financial, unlike most industrial companies. As a result, the Company's performance is directly impacted by changes in interest rates, which are indirectly influenced by inflationary expectations. Since the Company has historically placed more emphasis on increasing net interest margin rather than on matching the maturities of interest rate sensitive assets and liabilities, changes in interest rates may have a greater impact on the Company's financial condition and results of operations. Changes in investment rates do no necessarily move to the same extent as changes in the price of goods and services.

Ratios of Earnings to Fixed Charges

     The Company's consolidated ratios of earnings to fixed charges for the three months ended September 30, 1999 are set forth below. Earnings used in computing the ratios shown consist of earnings from continuing operations before taxes and interest expense. Fixed charges, excluding interest on deposits, represent interest expense on borrowings. Fixed charges, including interest on deposits, represent all of the foregoing items plus interest on deposits. Interest expense (other than on deposits) includes interest on FHLB borrowings, the Senior Notes and other borrowed funds.

                                                               For the
                                                          Three Months Ended
                                                          September 30, 1999

         Excluding interest on deposits...................        8.2:1
         Including interest on deposits...................        1.2:1

Market Risk

     The Company's estimated sensitivity to interest rate risk, as measured by the estimated interest earnings sensitivity profile and the interest sensitivity gap analysis, has not materially changed from the information disclosed in the Company's annual report on Form 10-K for the year ended December 31, 1998.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company is involved in various legal proceedings occurring in the ordinary course of business. Management of the Company, based on discussions with litigation counsel, believes that such proceedings will not have a material adverse effect on the financial condition or operations of the Company. There can be no assurance that any of the outstanding legal proceedings to which the Company is a party will not be decided adversely to the Company's interests and have a material adverse effect on the financial position or results of operations of the Company.

Item 2.   Changes in Securities

     None.

Item 3.   Defaults upon Senior Securities

     None.

Item. 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.   Other Information

     Subsequent to quarter end the Company purchased $12.9 million of the senior notes at par plus one eighth in an unsolicited transaction.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits 27 - Financial Data Schedule

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BEAL FINANCIAL CORPORATION
                                        Registrant



Date: November 15, 1999                 /s/ D. Andrew Beal
                                        ---------------------------------------
                                        D. Andrew Beal, Chairman and President



Date: November 15, 1999                 /s/ James W. Lewis, Jr.
                                        ---------------------------------------
                                        James W. Lewis, Jr.
                                        Chief Accounting Officer