Form 10-K
period 1999-12-31
BEAL FINANCIAL CORP
filed 2000-03-30
CIK 946482

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, DC  20549

                                        FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         COMMISSION FILE NUMBER 33-93312


                           BEAL FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


      TEXAS                                                 75-2583551
(State or other  jurisdiction                             (IRS  Employer
 of incorporation or organization)                        Identification No.)


SUITE 300, LB 66, 15770 NORTH DALLAS PARKWAY, DALLAS, TEXAS          75248
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code:    (972) 404-4000


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the voting stock held by non-affiliates of the registrant was $0, as all shares of the Registrant were held by affiliates of the Registrant at December 31, 1999.

      As of December 31, 1999, there were issued and outstanding 300,000 shares of the Registrant's Common Stock.

                           DOCUMENTS INCORPORATED BY REFERENCE

      None.

                               TABLE OF CONTENTS


ITEM 1.     BUSINESS.........................................................1
      General................................................................1
      Forward-Looking Statements.............................................2
      Lending Activities.....................................................2
            GENERAL..........................................................2
            CONTRACTUAL PRINCIPAL REPAYMENTS.................................6
            GEOGRAPHIC DISTRIBUTION OF REAL ESTATE SECURED LOANS.............7
      Loan Acquisition, Resolution, Origination and Sale Activities..........9
            GENERAL..........................................................9
            ORIGINATIONS, PURCHASES AND SALES OF MORTGAGE LOANS.............10
            ACQUISITION OF LOANS............................................11
            ONE- TO FOUR-FAMILY RESIDENTIAL MORTGAGE LENDING................13
            MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING.................13
            CONSTRUCTION, DEVELOPMENT AND LAND LENDING......................14
            CONSUMER LENDING................................................15
            COMMERCIAL BUSINESS LENDING.....................................15
      Loan Delinquencies and Non-Performing Assets..........................16
            OTHER LOANS OF CONCERN..........................................17
            CLASSIFIED ASSETS...............................................18
            ALLOWANCE FOR LOAN LOSSES.......................................18
      Investment Activities.................................................21
            GENERAL.........................................................21
      Sources of Funds......................................................21
            GENERAL.........................................................21
            DEPOSITS........................................................22
            BORROWINGS......................................................24
      Subsidiaries of the Company...........................................25
      Subsidiaries of the Bank..............................................25
            BEAL MORTGAGE,  INC.  ("BMI"),  BEAL PROPERTIES,  INC. ("BPI") AND
                  BEAL/H.S., INC ("BHS")....................................26
            LOAN ACCEPTANCE CORP. ("LAC")...................................26
            BRE, INC. ("BRE")...............................................26
            BEAL AFFORDABLE HOUSING, INC. ("BAH")...........................26
      Competition...........................................................27
      Employees.............................................................27
      Regulation............................................................27
            GENERAL.........................................................27
            TEXAS LAW AND SUPERVISION BY THE TEXAS DEPARTMENT...............27
            FEDERAL REGULATION OF STATE-CHARTERED SAVINGS BANKS.............28
            INSURANCE OF ACCOUNTS AND REGULATION BY THE FDIC................29
            REGULATORY CAPITAL  REQUIREMENTS AND PROMPT CORRECTIVE  REGULATORY
                  ACTION....................................................30
            LIMITATIONS ON DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS........32
            LIQUIDITY.......................................................32
            QUALIFIED THRIFT LENDER TEST....................................32
            COMMUNITY REINVESTMENT ACT......................................33
            TRANSACTIONS WITH AFFILIATES....................................33
            HOLDING COMPANY REGULATION......................................33
            FEDERAL SECURITIES LAW..........................................33
            FEDERAL RESERVE SYSTEM..........................................34
            FEDERAL HOME LOAN BANK SYSTEM...................................34
      Federal and State Taxation............................................34
            TEXAS STATE INCOME TAXATION.....................................35
            DELAWARE TAXATION...............................................35

ITEM 2.     PROPERTIES......................................................35

ITEM 3.     LEGAL PROCEEDINGS...............................................36

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............36

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.............................................36

ITEM 6.     SELECTED FINANCIAL DATA.........................................37

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.......................................39
      General...............................................................39
      Financial Condition...................................................39
      Results of Operations.................................................40
            GENERAL.........................................................40
      Comparison of Operating  Results for the fiscal year ended  December 31,
            1999
       and twelve months ended December 31, 1998............................43
      Comparison of Operating Results for the Year Ended December 31, 1998
       and Year Ended December 31, 1997.....................................44
            NET INCOME......................................................44
            NET INTEREST INCOME.............................................44
            INTEREST INCOME.................................................44
            INTEREST EXPENSE................................................44
            PROVISION FOR LOAN LOSSES.......................................44
            NON-INTEREST INCOME.............................................44
            NON-INTEREST EXPENSE............................................44
            INCOME TAXES....................................................44
      Liquidity and Capital Resources.......................................44
      Impact of Inflation and Changing Prices...............................45
      Ratios of Earnings to Fixed Charges...................................46

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......46

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION..............48

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.............................70

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS................................70
      Directors of Beal Financial ..........................................70
      Executive Officers of the Company.....................................70
      Board of Directors of the Bank........................................70
      Executive Officers of the Bank........................................71
      Meetings  and  Committees  of the Board of  Directors of the Company
       and the Bank.........................................................72
      Compensation Committee Interlocks and Insider Participation...........73
      Compensation of Directors.............................................73

ITEM 11.    EXECUTIVE COMPENSATION..........................................74
      Compensation of Executive Officers....................................74
      Executive Bonus Plan..................................................74
      Benefits..............................................................75

ITEM 12.    STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS....................76

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................76
      Certain Transactions..................................................76

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON
            FORM 8-K........................................................77

                                    PART I


ITEM 1.     BUSINESS

GENERAL

      Beal Financial Corporation ("Beal Financial" and with its subsidiaries the "Company"), a Texas corporation, was organized by the stockholders of Beal Bank, SSB (the "Bank") for the purpose of acquiring all of the outstanding capital stock of the Bank, which it indirectly owns through its wholly owned subsidiary, Beal Banc Holding Company, a Delaware corporation. Beal Financial is owned primarily by D. Andrew Beal, Chairman of the Board of Beal Financial. Beal Financial, through Beal Banc Holding Company, acquired ownership of the Bank in July 1995 and is subject to regulation by the Office of Thrift Supervision (the "OTS"). The most significant asset of Beal Financial is its indirect ownership of the capital stock of the Bank. At December 31, 1999, the business of the Company consisted primarily of the business of the Bank and its subsidiaries. All references to the Company, unless otherwise indicated, prior to July 1, 1995 refer to its subsidiaries, including the Bank and its subsidiaries on a consolidated basis. In calendar year 1996, the Company changed its fiscal year end from June 30 to December 31 in connection with its tax election to be treated as a Subchapter S corporation. See "Federal and State Taxation - Federal Taxation."

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

      The Company's primary business has historically consisted of purchasing pools of performing and, to a lesser extent, purchasing and resolving non-performing mortgage loans. In each case such loans are secured by single-family (one to four units) residences, multi-family residential real estate (over four units), commercial real estate and, to a much lesser extent, undeveloped land and business assets. These loans are generally purchased at discounts from the principal balances of the loans ("discounted loans") primarily from the U.S. Department of Housing and Urban Development ("HUD"), the FDIC and private sector sellers located nationwide. The Company had purchased a significant amount of discounted loans from the Resolution Trust Company (the "RTC") prior to December 31, 1995, the date of the RTC's termination. Although, the Company's current business strategy emphasizes the ongoing identification and purchase of discounted loans, primarily secured by real estate, which management believes are undervalued due to market, economic and competitive conditions, due to the termination of the RTC and increased competition for these assets, the supply of discounted loans meeting the Company's investment criteria has steadily decreased. As a result there has been a steady decline in discounted loan purchases. Recent purchases, particularly loans secured by single-family residences, have been at approximately their aggregate principal balance at the time of purchase. See "- Loan Acquisition, Resolution, Origination and Sale Activities."

      The Company originates commercial real estate, land and land development loans primarily within its primary market area and other areas within the state of Texas. The Company considers its primary market area for deposits to consist of Collin, Dallas, Denton, Ellis, Kaufman, Rockwall, Fort Bend, Harris, Liberty, Montgomery and Waller counties, Texas. These counties consist of communities comprising the Dallas and Houston metropolitan statistical areas, respectively.

     In addition to its loan purchasing and lending activities, the Company engages in direct equity real estate investments, including the development of residential lots through the Bank's subsidiaries, Beal Mortgage, Inc. ("BMI"), Beal Properties Inc. ("BPI") and Beal/H.S. Inc. ("BHS") and through various single purpose subsidiaries. At December 31, 1999, the Company's real estate held for development totaled $16.3 million. BMI and BPI also held in the aggregate $9.9 million of income producing properties (primarily consisting of the buildings located adjacent to the Bank's corporate headquarters). See "- Subsidiaries of the Bank."

     In addition, the Company is engaged in the ownership of multi-family projects that qualify for low-income housing tax credits through the Bank's subsidiary, Beal Affordable Housing ("BAH"). BAH has invested a total of $23.9 million in three affordable housing apartment buildings at December 31, 1999. See "- Subsidiaries of the Bank" and "- Regulation - Federal Regulation of State-Chartered Savings Banks."

      The Bank funds its discounted loan purchases, loan originations and real estate investments primarily through the attraction of deposits from the general public, including brokered deposits, and, to a lesser extent, borrowings from the FHLB of Dallas and other sources. The Bank has branch offices located in Dallas and Houston, Texas. See "Sources of Funds - Deposits."

      At December 31, 1999, the Bank was a "well capitalized institution" as defined in FDIC regulations and had tier 1 capital to total assets ("leverage capital ratio"), tier 1 capital to risk-weighted assets ("tier 1 capital ratio") and total capital to risk-weighted assets ("total risk-based capital ratio") of 14.89%, 20.39% and 21.58%, respectively.

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

LENDING ACTIVITIES

      GENERAL. Commencing in 1990, the Company began purchasing pools of performing and, to a lesser extent, non-performing discounted loans. The discounted loans which have been acquired by the Company to date consist primarily of single-family and multi-family residential loans, commercial real estate loans, land, consumer and commercial business loans which have been acquired from the RTC, the FDIC and the HUD, primarily in auctions of pools of loans acquired by those agencies from failed financial institutions and to a much lesser extent, private sector sellers. Beginning in 1998, as a result of the Company being unable to identify and purchase discounted loans meeting the Company's investment objectives, the Company began purchasing a significant amount of predominately performing loans at approximately their aggregate principal balance at the time of purchase or at a discount significantly less than in prior years.

      At December 31, 1999 the Company's gross loan portfolio totaled $1.3 billion. The Company's unaccreted purchase discounts and fees at December 31, 1999 totaled $154.1 million. The Company's gross loan portfolio at December 31, 1999 was comprised primarily of one- to four-family residential mortgage loans (35.94%), commercial real estate loans (22.51%) and multi-family residential real estate loans (19.90%). The balance of the gross loan portfolio included, construction, development and land loans (15.76%), consumer loans (3.77%) and commercial business loans (2.12%). At December 31, 1999 the Company's net loan portfolio totaled $1.1 billion. The Company's net loan portfolio at December 31, 1999 was comprised primarily of one- to four-family residential mortgage loans (40.60%), commercial real estate loans (22.81%) and multi-family residential real estate loans (17.43%). The balance of the net loan portfolio included, construction, development and land loans (13.31%), consumer loans (3.69%) and commercial business loans (2.16%).

      At December 31, 1999, approximately 20.80% of the Company's gross real estate mortgage loans (excluding one- to four-family junior lien loans classified as consumer loans) were secured by real estate properties located in Texas. The Company also has loans secured by real estate properties (excluding one- to four-family junior lien loans) located in California, Florida and Massachusetts, representing 24.47%, 11.55% and 5.15% of the Company's gross loan portfolio, respectively. At December 31, 1999, there were no other states where loans secured by real estate properties (excluding one- to four-family junior lien loans) exceeded 5%. The balance of the Company's real estate mortgage loans were secured by properties located in the northeast, the midwest, and throughout the rest of the United States. See "- Geographic Distribution of Real Estate Secured Loans."

      Texas law limits the maximum amount the Bank may lend to one borrower or group of related borrowers to the greater of $500,000, or 15% of unimpaired capital and surplus. At December 31, 1999, the Bank's loans to-one borrower limit was $31.9 million. At that date, the largest amount outstanding to any one borrower or group of affiliated borrowers consisted of two loans, aggregating $19.3 million, net, secured by a first lien on 495 acres in Collin County plus a first lien on both a 46 acre retail tract and a 27 acre retail tract both in
Collin County. This loan is further secured by a second lien on approximately 1,100 acres also in Collin County. The Bank's next largest relationship totaled $16.3 million, net primarily secured by a first lien on approximately 1,300 acres in Austin, Texas. See "Construction, Development and Land Lending."

      The Company has two other loans to any borrower or group of related borrowers in excess of $15 million, net (aggregating $30.4 million, net), four other lending relationships in excess of $10 million, net (aggregating $46.0 million), an additional six such lending relationships in excess of $5 million, net (aggregating $45.8 million) and an additional 38 such lending relationships in excess of $2 million, net (aggregating $121.7 million). At December 31, 1999, six of these lending relationships in excess of $2 million, net, aggregating $36.0 million were non-performing. See "- Loan Delinquencies and Non-Performing Assets."

      LOAN PORTFOLIO COMPOSITION. The following table sets forth information concerning the composition of the Company's loan portfolio, in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.



                                 June 30,                                       December 31,
                             ----------------    ---------------------------------------------------------------------------
                                   1996                1996                1997               1998                1999
                             ----------------    ---------------------------------------------------------------------------
                             Amount   Percent     Amount  Percent    Amount   Percent    Amount   Percent   Amount   Percent
                             ------  --------    -------- --------  -------   -------    ------   -------   ------   -------
                                                       (Dollars in Thousands)
REAL ESTATE LOANS:
 One- to four-family......$  273,780    22.47% $  276,591   19.37% $  213,584   18.60% $  490,717   38.93%  $477,847   35.94%
 Commercial...............   321,385    26.38     388,460   27.20     337,825   29.42     236,252   18.74    299,224   22.51
 Multi-family.............   341,696    28.05     466,697   32.68     321,423   27.99     270,337   21.45    264,590   19.90
 Construction, development
  and land................   185,180    15.20     170,121   11.91     169,882   14.79     142,108   11.28    209,504   15.76
                            --------   ------   ---------  ------    --------  ------    --------   -----   --------   -----
   Total real estate loans 1,122,041    92.10   1,301,869   91.16   1,042,714   90.80   1,139,414   90.40  1,251,165   94.11

OTHER LOANS:
 Consumer Loans:
  One- to four-family -
   junior liens...........    50,146     4.12      77,528    5.43      71,465    6.22      47,992    3.81     31,243    2.35
  Timeshares..............     7,809      .64       6,446     .45       3,615     .31       2,432     .19      1,832    0.14
  Automobile..............        59      ---          19     ---           1     ---      31,878    2.53     14,331    1.08
  Other...................     8,314      .69       7,076     .50       5,002     .44       3,121     .25      2,598    0.20
                            --------   ------    --------  ------    --------  ------    --------   -----   --------   -----
   Total consumer loans...    66,328     5.45      91,069    6.38      80,083    6.97      85,423    6.78     50,004    3.77
 Commercial business loans    29,886     2.45      35,131    2.46      25,554    2.23      35,537    2.82     28,224    2.12
                            --------   ------    --------  ------    --------  ------    --------   -----   --------   -----
   Total other loans......    96,214     7.90     126,200    8.84     105,637    9.20     120,960    9.60     78,228    5.89

   Total loans............ 1,218,255   100.00%  1,428,069  100.00%  1,148,351  100.00%  1,260,374  100.00% 1,329,393  100.00%
                                       ======              ======              ======              ======             ======

LESS:
 Loans in process.........    27,172               16,364              16,806               7,493             46,555
 Deferred fees and
 discounts                   281,837              344,312             231,800             193,468            154,085
 Allowance for loan losses    11,832               13,189              11,912              13,867             12,344
   Total loans receivable,
    net...................$  897,414           $1,054,204          $  887,833          $1,045,546         $1,116,409
                          ==========           ==========          ==========          ==========         ==========


      The following table sets forth information concerning the composition of the Company's loan portfolio after deduction for loans in process, deferred fees and discounts, allowance for loan losses and loans held for sale at December 31, 1999.


                                              AT DECEMBER 31, 1999

                                                                              Deferred
                                                                              Fees and
                                                                             Discounts
                                                                                as a
                            Gross             Deferred  Allowance            Percentage
                            Loan     Loans in Fees and   for Loan             of Gross
                           Amount    Process  Discounts   Losses      Net      Loans
                         ---------------------------------------------------------------
                                             (Dollars In Thousands)
REAL ESTATE LOANS:
  One- to four-family -
   first liens..........     477,847      ---    19,248      5,321    453,278      4.03%
  Commercial............     299,224      ---    43,321      1,250    254,653     14.48
  Multi-family..........     264,590      ---    68,965      1,069    194,556     26.06
  Construction,
   development and land.     209,504   46,555    13,774        546    148,629      6.57
                           ---------   ------   -------     ------  ---------
    Total real
     estate loans.......   1,251,165   46,555   145,308      8,186  1,051,116     11.61

OTHER LOANS:
Consumer Loans:
  One- to four-family -
   junior liens.........      31,243      ---     2,343      1,476     27,424      7.50
  Timeshares............       1,832      ---       203        855        774     11.08
 Automobile.............      14,331      ---     2,092        985     11,254     14.60
  Other.................       2,598      ---       359        447      1,792     13.82
                           ---------   ------   -------     ------  ---------
  Total consumer loans..      50,004      ---     4,997      3,763     41,244      9.99
Commercial business
  loans.................      28,224      ---     3,780        395     24,049     13.39
                           ---------   ------   -------     ------  ---------
   Total other loans....      78,228      ---     8,777      4,158     65,293     11.22
 Total loans............   1,329,393   46,555   154,085     12,344  1,116,409     11.59%

Less:
   Loans in process.....      46,555  (46,555)
   Deferred fees and
    discounts...........     154,085           (154,085)
   Allowance for losses.      12,344                           ---
   Loans Held for Sale,
    net.................         ---
                           ---------   ------   -------     ------  ---------     -----
    Total loans
     receivable, net....   1,116,409      ---       ---     12,344  1,116,409
                           ========= ======== =========     ======  =========



      CONTRACTUAL PRINCIPAL REPAYMENTS. The following schedule illustrates the contractual maturity of the Company's loan portfolio at December 31, 1999. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                         Real Estate
                      -----------------------------------------------------
                                                              Construction,
                      One- to Four-                            Development            Commercial
                         Family      Multi-Family  Commercial   and Land   Consumer    Business    Total
                      -------------  ------------  ---------- ------------ --------   ----------   -----
                                             (Dollars in Thousands)
      Due During
    Periods Ending
     December 31,
----------------------
2000..................   $    4,129  $  18,618   $  22,525   $  41,369     $  3,882    $16,257  $  106,780
2001 to 2004..........       27,778     59,530     134,425     103,401       17,307      5,649     348,090
2005 and following....      426,692    117,477      98,953       4,405       23,818      2,538     673,883
                          ---------  ---------   ---------   ---------     --------    -------  ----------
   Total..............      458,559    195,625     255,903     149,175       45,007     24,444   1,128,753

Less:
  Allowance for loan
   losses.............        5,321      1,069       1,250         546        3,763        395      12,344
                          ---------  ---------   ---------   ---------     --------    -------  ----------
  Total loans
   receivable, net....   $  453,278  $ 194,556   $ 254,653   $ 148,629     $ 41,244    $24,049  $1,116,409
                         =========   =========   =========   =========     ========    =======  ==========

      The total amount of gross loans due after December 31, 2000 which have predetermined interest rates is $524.4 million, while the total amount of gross loans due after such date which have floating or adjustable interest rates is $497.6 million.

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

      GEOGRAPHIC DISTRIBUTION OF REAL ESTATE SECURED LOANS. The Company's loans are secured by properties located throughout the United States. Some of these loans are located in states which are reported to be experiencing adverse economic conditions, including a general softening in real estate markets and the local economies, which may result in increased loan delinquencies and loan losses. The Company attempts to address this geographic risk by only purchasing loans that meet the Company's underwriting and investment standards. Management believes that purchasing loans secured by properties located across the country results in a diversified loan portfolio and overall lower risk. As of December 31, 1999 the Company's gross real estate collateralized loans (excluding junior liens secured by one- to four-family real estate totaling $31.2 million) were geographically distributed as follows:



                           Outstanding               Non-performing
Total Real Estate Secured  Balance at       Percent    Balance at
   Loans By Geographic    December 31,     of Total   December 31,    Percent of
        Location             1999         Outstanding     1999       Non-performing
------------------------- ------------    ----------- -------------  --------------
                                       (Dollars in Thousands)

California...............     294,767          24.47%     15,127        11.88%
Texas....................     250,542          20.80       3,782         2.97
Florida..................     139,111          11.55      40,898        32.12
Massachusetts............      62,051           5.15      25,873        20.32
All others...............     458,139          38.03      41,649        32.71
                           ----------         ------    --------       ------
Total real estate loan
portfolio................  $1,204,610         100.00%   $127,329       100.00%
                           ==========         ======    ========       ======

      At December 31, 1999, there were no other loan concentrations in any other state which exceeded five percent of the total real estate loan portfolio.

      The following tables set forth the geographic distribution of the Company's real estate loans by loan type at December 31, 1999.


                                Outstanding             Non-performing
                                Balance at    Percent    Balance at
One- to Four-Family First Lien December 31,  of Total   December 31,        Percent of
 Loans by Geographic Location      1999     Outstanding     1999          Non-performing
------------------------------ ------------ ----------- -------------     --------------
                                              (Dollars in Thousands)

Texas.........................       95,716          20.03%     3,177            18.10%
California....................       69,029          14.45      3,326            18.94
Florida.......................       58,977          12.34      1,722             9.81
Virginia......................       30,865           6.46        410             2.33
Maryland......................       21,168           4.43        430             2.45
New York......................       16,089           3.37      1,074             6.12
Arizona.......................       15,252           3.19        387             2.20
Massachusetts.................       14,635           3.06        453             2.58
All others....................      156,116          32.67      6,576            37.47
                                  ---------        -------  ---------            -----
  Total One- to Four- Family
   Loans......................     $477,847         100.00%   $17,555           100.00%
                                  =========         ======    =======           ======


                                Outstanding              Non-performing
                                Balance at     Percent    Balance at
    Commercial Real Estate     December 31,   of Total   December 31,        Percent of
 Loans by Geographic Location      1999      Outstanding     1999          Non-performing
------------------------------ ------------ ------------ ------------      --------------
                                             (Dollars in Thousands)

California....................      136,915           45.76%    9,531           64.22%
Texas.........................       32,434           10.84       472            3.18
Florida.......................       27,868            9.31     1,098            7.40
Connecticut...................       20,870            6.97       ---             ---
Massachusetts.................       18,949            6.33        14            0.10
New York......................       10,022            3.35         7            0.05
New Jersey....................        9,241            3.09        72            0.49
All others....................       42,925           14.35     3,646           24.56
                                   --------          ------   -------          ------
Total Commercial Real
Estate Loans..................     $299,224          100.00%  $14,840          100.00%
                                   ========          ======   =======          ======

                                Outstanding              Non-performing
                                Balance at       Percent    Balance at
     Multi-Family              December 31,     of Total   December 31,     Percent of
 Loans by Geographic Location      1999       Outstanding     1999        Non-performing
------------------------------ ------------  ------------ ------------    --------------
                                             (Dollars in Thousands)
California....................       56,654           21.41%    1,468            1.65%
Florida.......................       48,025           18.15    35,953           40.34
Massachusetts.................       28,473           10.76    25,462           28.57
Texas.........................       27,522           10.40       ---             ---
South Carolina................       12,898            4.87    10,334           11.59
Arkansas......................       11,765            4.45     3,286            3.69
Colorado......................       11,519            4.35     6,567            7.37
Missouri......................        8,638            3.26     2,416            2.71
Nevada........................        8,511            3.22       ---             ---
All others....................       50,585           19.13     3,646            4.08
                                   --------          ------   -------          ------
  Total Multi-Family..........     $264,590          100.00%  $89,132          100.00%
                                   ========          ======   =======          ======

                                Outstanding             Non-performing
                                Balance at    Percent    Balance at
 Construction and Development  December 31,  of Total   December 31,   Percent of
 Loans by Geographic Location      1999     Outstanding     1999      Non-performing
------------------------------ ------------ ----------- ------------- --------------
                                              (Dollars in Thousands)
Texas.........................       41,876      65.88%     ---       ---%
Tennessee.....................       10,991      17.29      ---       ---
California....................        7,400      11.65      ---       ---
Louisiana.....................        3,034       4.77      ---       ---
All others....................          250       0.41      ---       ---
                                    -------     ------     ----      ----
  Total Construction and
   Development Loans..........      $63,551     100.00%     ---       ---%
                                    =======     ======     ====      ====

                                Outstanding              Non-performing
                                Balance at     Percent    Balance at
          Land Loans           December 31,   of Total   December 31,  Percent of
    By Geographic Location         1999      Outstanding     1999     Non-performing
------------------------------ ------------ ------------ ------------ --------------
                                             (Dollars in Thousands)
Texas.........................       52,990           53.31%        6            0.11%
California....................       24,726           24.88       838           14.45
Illinois......................        7,045            7.09       ---             ---
Florida.......................        4,257            4.28     2,275           39.21
All others....................       10,380           10.44     2,683           46.23%
                                    -------          ------   -------          ------
  Total Land Loans............      $99,398          100.00%  $ 5,802          100.00%
                                    =======          ======   =======          ======

      The following table sets forth the geographic distribution of the Company's junior lien loans secured by one-to four-family real estate at December 31, 1999.

                                 Outstanding            Non-performing
                                 Balance at    Percent   Balance at
One- to Four-Family Junior Lien December 31,  of Total  December 31,       Percent of
 Loans by Geographic Location       1999     Outstanding    1999         Non-performing
------------------------------- ------------ ----------- ------------    --------------
                                              (Dollars in Thousands)
California.....................        7,357         23.55%       759           22.70%
Texas..........................        6,447         20.64        805           24.09
Louisiana......................        3,630         11.62         94            2.82
New York.......................        2,859          9.15        319            9.54
Connecticut....................        2,056          6.58        368           10.99
Florida........................        1,391          4.45         21            0.62
Arizona........................        1,122          3.59        ---             ---
New Jersey.....................        1,051          3.36        300            8.98
All others.....................        5,330         17.06        677           20.26
                                     -------        ------     ------          ------
  Total One- to Four- Family
   Junior Lien Loans...........      $31,243        100.00%    $3,343          100.00%
                                     =======        ======     ======          ======

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

      In recent years, however, the acquisition of discounted loans has become more competitive in the marketplace, in part because of the presence of additional competitors for discounted loans offered by the HUD, the FDIC and private sector sellers and because the HUD and the FDIC generally sought to increase the number of purchasers of assets sold by them. Although the Company continues to review and bid to acquire a substantial amount of discounted loans, the Company does not believe it will be able to continue to acquire discounted loans in the future at either the same volumes or the same level of discounts as experienced in the past. Moreover, the significant earnings achieved by the Company on the discounted loan portfolio in earlier periods may be attributable in part to early resolution of the least difficult non-performing loans in acquired pools. As a result, there can be no assurance that the level of earnings on discounted loans experienced by the Company to date are necessarily indicative of the results to be experienced in future periods or that there will not be substantial periodic variations in the results from such activities.

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

      Since 1998 the Company has been focusing on increasing its origination of land development, land and commercial business loans. This effort is being managed by Chief Executive Officer Meek. Consistent with the intent of an executive bonus plan entered into between Mr. Meek and the Company in February, 1998, Mr. Meek is focusing on increasing the Company's loan originations.

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

      The Bank's Executive Loan Committee, comprised of Chairman Beal, Chief Executive Officer Meek and Directors Fults, Goldstein and Weinstein (with Directors Hartman, Arnold and Eastland substituting for a missing member) may approve, with at least three affirmative votes, all loan purchases and originations in excess of $1.0 million in net book value. In addition, this committee may approve a modification or extension of an existing loan with a Borrower Balance, in excess of $1.0 million. Notwithstanding the above, full Bank Board approval is required for all purchases of non-performing assets which would result in the Bank's ratio of classified assets to total capital exceeding or projected to exceed 70% at any month-end. (A quorum is defined as four members, two of which must be non-officer Directors.)

      Loan sales, sales of foreclosed assets and other significant loan related transactions are approved in accordance with written policies requiring approval by a designated officer, two officers or by an appropriate Committee based on the type of transaction and the Borrower Balance of the asset.

     ORIGINATIONS, PURCHASES AND SALES OF MORTGAGE LOANS. For the year ended December 31, 1999, the Company purchased $315.4 million of loans, net of discount compared to $387.9 million during the year ended December 31, 1998, and originated $82.9 million of loans for the years ended December 31, 1999, compared to $85.4 million during the year ended December 31, 1998.

     The Company services $740.8 million of its gross loan portfolio directly, including virtually all of its multi-family and commercial real estate loans, construction, development and land loans. The Company relies on approximately 137 other entities to service the remaining $542.0 million of its gross loans. Of this amount, at December 31, 1999, six entities individually service loans in excess of $10.0 million, aggregating $408.4 million, or 75.28% of the Company's loans serviced by others. No other entity services individually in excess of $9.7 million of the Company's gross loan portfolio. The Company attempts to consolidate the loan servicing when feasible, taking into consideration the relative costs and performance of the servicing entity.

      The following table shows the loan origination, purchase, sale and repayment activities of the Company for the periods indicated.

                                          Year         Year          Year
                                         Ended        Ended         Ended
                                      December 31, December 31,  December 31,
                                      ------------ ------------  ------------
                                          1997         1998          1999
                                      ------------ ------------  ------------
ORIGINATIONS BY TYPE:
 ADJUSTABLE RATE:
 ----------------
  Real estate - one- to four-family. $      ---    $      ---    $       ---
                - multi-family......      4,684         2,915          1,925
                - commercial........      4,651         6,075          4,201
                - construction,
                   development and
                   land.............     47,342        40,312         61,842
   Commercial Business..............      5,000            59            ---
                                     ----------    ----------    -----------
         Total adjustable-rate......     61,677        49,361         67,968
 FIXED RATE:
 ----------
  Real estate - one- to four-family.        ---           ---          3,065
                - multi-family......        ---         4,000          4,800
                - commercial........      2,147           ---          1,837
                - construction,
                   development and
                   land.............     10,785        14,513          3,790
  Consumer - one- to four-family
   junior liens.....................        ---           ---            ---
                - other.............      1,984         2,173          1,488
  Commercial Business...............        ---        15,336            ---
                                     ----------    ----------    -----------
         Total fixed-rate...........     14,916        36,022         14,980
                                     ----------    ----------    -----------
         Total loans originated.....     76,593        85,383         82,948
 PURCHASES:
 ---------
  Real estate - one- to four-family.      9,166       348,644        122,607
                - multi-family......     24,740         6,791         64,127
                - commercial........    112,873         9,584        135,052
                - construction,
                   development and
                   land.............      8,949         2,596          2,285

  Consumer  - one- to four-family -
   junior liens.....................        520           ---            ---
                - automobile........        ---        36,022            ---
                - other.............         14           ---            ---
  Commercial business...............      1,447           277            ---
                                     ----------    ----------    -----------
         Total loans purchased,
          gross.....................    157,709       403,914        324,071
  Purchase discounts................     27,291        16,056          8,665
                                     ----------    ----------    -----------
         Total loans purchased, net.    130,418       387,858        315,406
  Percentage of purchase discounts
    to total gross loans purchased..       17.3%          4.0%           2.7%
 SALES AND REPAYMENTS:
 --------------------
  Real estate - one- to four-family.        ---           ---            ---
                - multi-family......        ---           ---            ---
                - commercial........        ---           ---             14
  Consumer  - one- to four-family -
  junior liens......................        ---           ---            ---
  Commercial business...............        ---           ---            ---
                                     ----------    ----------    -----------
         Total loans sold...........        ---           ---             14
   Principal repayments.............    333,592       340,569        341,009
                                     ----------     ---------     ----------
         Total sales and repayments.    333,592       340,569        341,023
  Other reductions (additions):
         Transfers to real estate
          owned.....................     83,144        16,283         16,522
         Unearned discounts.........    (44,673)      (44,633)       (36,547)
         Decrease in other items,
          net.......................      2,596         1,354          8,016
                                     ----------     ---------     ----------
  Net Increase (decrease)..........  $ (167,648)    $ 159,668     $   69,340
                                     ==========     =========     ==========

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

      Prior to acquiring a pool of loans, LAC utilizes primarily third-party subcontractors to conduct an acquisition review of each loan pool. This review includes an evaluation of the seller's representations and warranties and of the adequacy of the applicable loan documentation (E.G., the existence of a note, including confirmation of the interest rate and outstanding loan balance, mortgage, title policy, borrower financial statements, tax returns, environmental reports, etc.). The current value of the security property is estimated utilizing various methods, considering, among other factors, the type of property, the loan balance, the recourse nature of the debt, the age and performance of the loan, and the resources of the borrower. For example, a performing, well seasoned pool of single family loans may receive a relatively limited collateral value review consisting of a drive by appraisal of select properties by a local broker. As the value and complexity of the property increases, LAC's efforts to value the property also increase. For larger, more complex loans, LAC personnel may visit the collateral property, conduct an internal rental analysis of the property, or order asset searches on the borrowers and/or guarantors to identify other sources of repayment. New title searches and tax reports may also be obtained. LAC may also retain environmental consultants to review potential environmental issues. The amount of resources devoted to valuing collateral property is determined on a case by case basis for each pool acquired.

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

      Upon purchase, each loan file is then reviewed by the loan servicing department to ensure the adequacy and completeness of the documentation securing the Company's interest in the underlying collateral and to correct loan documentation, and as appropriate, other file deficiencies. Large loans are assigned to a loan officer. Loan resolution alternatives for non-performing loans consist primarily of the following: (i) the borrower brings the loan current in accordance with original or modified terms, (ii) the borrower repays the loan, (iii) the borrower agrees to deed the property to the Company in lieu of foreclosure, in which case it is classified as a foreclosed asset and held for sale by the Company, and (iv) the Company forecloses on the loan and the property is either acquired at the foreclosure sale by a third party or by the Company, in which case it is classified as a foreclosed asset owned and held for sale by the Company. The loan officer evaluates all available information and pursues the best expected means of resolving the loan on the Company's behalf. In this regard, because the Company generally acquires non-performing loans at a substantial discount from the outstanding principal balance of the loan and the value of the underlying collateral, the Company has the ability to modify the loan terms or otherwise make concessions to a borrower in the loan resolution process and still meet or exceed the targeted return to the Company.

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

      If a security property becomes a foreclosed asset, the Company obtains a new appraisal unless a current acceptable appraisal is available. The Company then determines whether any repairs should be made to the property and the initial price to list the property under circumstances which are intended to result in the highest possible return to the Company. The Company then markets the property and supervises the management of the property until it is sold. The Company also generally retains a management firm to manage its commercial and multi-family foreclosed assets. For information about the Company's foreclosed assets, see "- Loan Delinquencies and Non-Performing Assets."

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

      ONE- TO FOUR-FAMILY RESIDENTIAL MORTGAGE LENDING. At December 31, 1999, the Company's one- to four-family residential mortgage loans totaled $477.8 million, or 35.94% of the Company's gross loan portfolio. At that date, the Company's net one- to four-family residential mortgage loan portfolio totaled $453.3 million, or 40.60% of the Company's net loan portfolio. The Company generally does not originate one-to four-family residential loans other than loans made to facilitate the sale of foreclosed assets, however, the Company has purchased such loans individually from correspondent financial institutions and brokers and has purchased large pools of these loans at approximately their aggregate principal balance at the time of purchase.

      MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING. At December 31, 1999, $299.2 million, or 22.51% of the Company's gross loan portfolio, consisted of loans secured by commercial real estate and $264.6 million, or 19.90% of the Company's gross loan portfolio, consisted of loans secured by multi-family residential properties. At that date, $254.7 million, or 22.81% of the Company's net loan portfolio, consisted of loans secured by commercial real estate and $194.6 million, or 17.43% of the Company's net loan portfolio, consisted of loans secured by multi-family residential properties.

     A number of the multi-family residential loans were purchased from HUD. These loans were acquired by HUD pursuant to various insurance programs of the FHA. Under programs of the FHA, a lending institution may assign a defaulted FHA-insured loan to HUD because of an economic hardship on the part of the borrower which precludes the borrower from making the scheduled principal and interest payment on the loan. Once a loan is assigned to HUD, the FHA insurance is paid and the loan is no longer insured. As a result, none of the HUD Loans are insured by the FHA.

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

      The terms of commercial and multi-family real estate loans originated by the Company are individually negotiated on a case by case basis. In addition to the payment of principal and interest on these loans, the Company may receive an additional fee or a share in the profits from the project upon the completion of the construction or refurbishment of the underlying property. The Company's commercial and multi-family real estate loans provide for recourse against the security property and, in most circumstances, require the borrower to be personally liable for all or a portion of the loan.

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

      While the Company continues to monitor multi-family and commercial real estate loans through its semi-annual asset review process, updated appraisals are not normally obtained after loan purchase or origination unless the Company's asset review process raises questions regarding the value of the collateral. In order to monitor the adequacy of cash flows on income-producing properties, the borrower normally provides monthly financial statements and other information including but not limited to information pertaining to rental rates and income, maintenance costs and an update of real estate property tax payments.

      Multi-family and commercial real estate loans generally present a higher level of risk than do loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on commercial properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. Commercial real estate loans also involve many of the same risks discussed below regarding construction loans. The Company has attempted to minimize these risks through its underwriting and investment standards and by lending primarily on existing income-producing properties. At December 31, 1999, $104.0 million, or 18.44% of the multi-family and commercial real estate gross loan portfolio, was delinquent 90 days or more, substantially all of which was purchased non-performing. At that date, net non-performing multi-family and commercial real estate loans totaled $53.3 million.

     CONSTRUCTION, DEVELOPMENT AND LAND LENDING. The Company originates development loans to developers, based on demonstrated experience and financial condition, primarily for the development of single family lots. These loans increase the yield on, and the proportion of interest rate sensitive loans in, the Company's portfolio. At December 31, 1999, development loans totaled $95.5 million or 7.18% of its gross loan portfolio and $62.5 million, net, or 5.60% of the Company's net loan portfolio. At December 31, 1999 the Bank had nine development loans in excess of $2.0 million, all of which are to develop properties located in Texas, except for one development property located in Southern California, one development property located in Louisiana and one development property located in Tennessee. See "Lending Activities - General." All of these loans are performing in accordance with their respective repayment terms.

      In addition to development loans, the Company originates and has purchased land loans secured by residential lots and land held for the development of single-family lots and, to a much lesser extent, loans secured by land utilized for agricultural or ranching purposes. As of December 31, 1999, land loans totaled $114.0 million, or 8.58% of the Company's gross loan portfolio. At that date, net land loans totaled $86.1 million, or 7.7% of the Company's net loan portfolio. At December 31, 1999 the Bank had 12 land loans in excess of $2.0 million, with aggregate net balances of $70.5 million, the largest of which has a net balance of $16.0 million. All of these loans are secured by land in the metropolitan areas of Los Angeles and Texas. Land loans originated by the Company are generally underwritten in amounts up to 65% of appraised value and typically have terms that are individually negotiated on a case-by-case basis. The majority of land loans have adjustable rates of interest and some may have a profit participation interest.

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

      At December 31, 1999, there were no single-family construction loans, no development loans, and 20 land loans with aggregate gross principal balances of $5.8 million delinquent 90 days or more. At that date, net non-performing land loans totaled $4.1 million.

      CONSUMER LENDING. At December 31, 1999, the Company's consumer loans totalled $50.0 million or 3.77% of the Company's gross loan portfolio, of which $31.2 million were purchased one-to four family junior lien loans, and $14.3 million were purchased sub-prime automobile loans. At that date, net consumer loans totaled $41.2 million, or 3.69% of the Company's net loan portfolio of which $27.4 million were one-to-four family junior lien loans and $11.3 million were automobile loans.

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

      During 1998, the Company purchased a pool of sub-prime automobile loans. These loans were made to borrowers unable to qualify for traditional financing generally due to negative or insufficient credit history or high debt-to-income or payment--to-income ratios. The Company does not anticipate purchasing a significant amount of additional subprime automobile loans.

      Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets, such as automobiles. In such cases, the collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which may be recovered on such loans. At December 31, 1999, consumer loans with aggregate gross principal balances of $5.5 million were delinquent in excess of 90 days.

      COMMERCIAL BUSINESS LENDING. At December 31, 1999, the Company had $28.2 million in commercial business loans outstanding, or 2.12% of the Company's gross loan portfolio. At that date, the Company had $24.0 million of net commercial business loans outstanding, or 2.16% of the Company's net loan portfolio. The Company's loans include loans to finance accounts receivable, inventory and equipment. At that date commercial business loans with an aggregate gross principal balance of $7.8 million were delinquent 90 days or more.

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

      The following table sets forth the Company's loan delinquencies by type, by amount and by percentage of type at December 31, 1999.

                                                 Loans Delinquent For:
                           ---------------------------------------------------------------
                                     60-89 Days                    90 Days and Over              Total Delinquent Loans
                           ------------------------------- -------------------------------  --------------------------------
                                                 Percent                          Percent                           Percent
                                                 of Loan                          of Loan                           of Loan
                             Number    Amount   Category    Number    Amount     Category     Number     Amount    Category
                           ---------  -------   --------    ------    ------     --------     ------     ------    --------
                                                                 (Dollars in Thousands)
REAL ESTATE:
  One- to four-family -
    first liens............    122     3,192      0.67%      421      17,555       3.67%         543      20,747      4.34%
  Commercial...............      4       535      0.18        50      14,840       4.96           54      15,375      5.14
  Multi-family.............    ---       ---       ---        39      89,132      33.69           39      89,132     33.69
  Construction,
   development and land....      1        50      0.03        20       5,802       2.76           21       5,852      2.79
                              ----    ------     -----      ----     -------     ------          ---     -------     -----
    Total real estate......    127     3,777      0.30       530     127,329      10.18          657     131,106     10.48
OTHER LOANS:
 Consumer Loans:
  One-to four-family
    junior lien............     30       371      1.19       170       3,343      10.70          200       3,714     11.89
  Timeshares...............      1         3      0.16       323         949      51.80          324         952     51.96
 Automobile................    218     1,632     11.39       114         877       6.12          332       2,509     17.51
  Other....................      5        34      1.31        18         373      14.36           23         407     15.67
                              ----    ------     -----      ----     -------     ------          ---     -------     -----
   Total consumer loans....    254     2,040      4.08       625       5,542      11.08          879       7,582     15.16
Commercial business........      5        83      0.29        41       7,787      27.59           46       7,870     27.88
                              ----    ------     -----      ----     -------     ------          ---     -------     -----
   Total other loans.......    259     2,123      2.71       666      13,329      17.04          925      15,452     19.75
                              ----    ------     -----      ----     -------     ------          ---     -------     -----
   Total loans.............    386     5,900      0.44     1,196     140,658      10.58        1,582     146,558     11.02
LESS:
Unearned discounts.........              466       ---                58,959        ---                   59,425       ---
                                      ------     -----               -------     ------                  -------     -----
    Total Loans, net.......           $5,434      0.49%             $ 81,699       7.32%                $ 87,133      7.80%
                                      ======     =====               =======     ======                  =======     =====

      At December 31, 1999, the Company's non-performing loans included 1,196 loans aggregating $140.7 million in gross loan ($81.7 million of net loans).

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


                              June 30,          December 31,
                             ---------  ----------------------------------------
                               1996        1996      1997      1998       1999
                             ---------  ----------------------------------------
                                         (Dollars in Thousands)
Non-accruing loans:
Real estate:
  One- to four-family -
   first liens...............$    ---    $   ---  $  18,292  $  21,391  $ 17,555
  Commercial.................  35,004     59,903     37,345     23,525    14,688
  Multi-family...............  51,934    174,046    108,493    119,222    89,132
  Construction, development
   and land..................   8,117      4,687      6,245      5,160     5,539
Consumer:
  One- to four-family -
  junior liens...............  10,157      13,863    11,347      6,243     3,343
  Timeshares.................   1,630       1,624     1,026        963       949
  Automobile.................      41          13       ---      1,072       877
  Other consumer.............     600       1,822       519        248       373
Commercial business..........   7,777       9,562     7,554      9,997     7,787
  Purchase discounts......... (59,978)   (122,283)  (77,827)   (72,783)  (58,910)
                             --------    --------  --------    -------   -------
      Total (net)............  55,282     143,237   112,994    115,038    81,333

Accruing loans delinquent
 more than 90 days:
Real estate:
  One- to four-family -
   first liens...............   21,159      30,382       ---       ---       ---
  Commercial.................   17,811      23,818     1,740     3,027       152
  Multi-family...............   55,247      30,318    15,901     2,838       ---
  Construction, development
   and land..................    5,444       4,760     3,978       557       263
  Purchase discounts.........  (32,363)    (29,221)   (4,681)     (780)      (49)
                              --------    --------  --------   -------   -------
      Total (net)............   67,298      60,057    16,938     5,642       366

Foreclosed assets:
Real estate:
  One- to four-family -
   first liens...............    1,799       4,858     5,379     3,517     2,545
  Commercial.................    9,148      13,466    41,341    23,668    13,566
  Multi-family...............   15,010      24,781    64,461    20,263    22,949
  Construction or
   development, land.........    1,756       1,122     3,112     4,765     3,320
Consumer:
  Timeshares.................       32         402        21       ---       ---
  Automobile.................      ---         ---       ---       245       ---
  Other......................      ---         ---       ---        71       ---
                              --------    --------  --------   -------   -------
      Total (net)............   27,745      44,629   114,314    52,529    42,380
                              --------    --------  --------   -------   -------
Total non-performing assets.. $150,325    $247,923  $244,246  $173,209  $124,079
                              ========    ========  ========   =======   =======
Total as a percentage of
total assets.................    11.84%      17.77%    17.86%    12.80%     8.68%
                                 =====       =====     =====     =====      ====

      For the year ended December 31, 1999 gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $11.0 million. The amount that was included in interest income on such loans was $2.2 million for the year ended December 31, 1999.

     OTHER LOANS OF CONCERN. In addition to the non-performing assets set forth in the previous table, as of December 31, 1999 the Company had one loan totaling $11.0 million, net, which is a development land loan with respect to which known information about unbudgeted cost coupled with delays in the completion of the development and sale of lots have caused management to have concern as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. In addition to the land collateral being developed, the Company is secured by additional collateral and the personal guarantees of the borrowers. The Company believes the value of the collateral securing this loan is sufficient to prevent the Company from incurring any losses related to this loan.

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

      The Company reviews the problem loans and other assets to determine whether any loans or other assets require classification on a monthly basis. Net classified assets of the Company as of the date indicated were as follows:

                                       DECEMBER 31, 1999
                                       -----------------
                                     (Dollars In Thousands)

Substandard............................          $78,161
Doubtful...............................            1,539
                                                 -------
     Total Classified Assets...........          $79,700
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

                                                           Twelve
                                                Year       Months                     Year
                                               Ended        Ended                     Ended
                                              June 30,   December 31,             December 31,
                                             ----------  ------------  -------------------------------
                                                1996        1996          1997        1998        1999
                                             ----------  ------------- -------------------------------
                                                                (Dollars in Thousands)

Balance at beginning of period..............    $ 6,137     $ 10,406     $13,189     $11,912   $13,867

Charge-offs:
  One- to four-family.......................        845        1,366       2,177       1,370     1,461
  Commercial................................         28          232         740         812       709
  Multi-family..............................         80           90         ---         179       ---
  Construction, development and land........        397           60         687         228        13
  Consumer..................................        858          805       1,169       1,401     5,338
  Commercial business.......................      1,177        1,121         183         ---        59
                                                -------     --------     -------     -------   ---------
                                                  3,385        3,674       4,956       3,990     7,580
Recoveries:
  One- to four-family.......................          1          ---         112         ---        11
  Consumer..................................         18           32         157         368     2,185
  Commercial business.......................         17            3         ---         ---        40
                                                -------     --------     -------     -------   -------

Net charge-offs.............................      3,349        3,639       4,687       3,622     5,344

Additions charged to operations.............      9,044        6,422       3,410       5,577     3,821
                                                -------     --------     -------     -------   -------
Balance at end of period....................    $11,832     $ 13,189     $11,912     $13,867   $12,344
                                                =======     ========     =======     =======   =======
Ratio of net charge-offs during the
 period to average loans outstanding during
 the period.................................       .44%         .38%        .49%        .43%      .51%

Ratio of net charge-offs during the period        2.95%        1.84%       1.96%       1.52%     3.60%
 to average non-performing assets...........

      The distribution of the Company's allowance for loan losses at the dates indicated is summarized as follows:

                                              June 30,                    December 31,
                                   --------------------------------------------------------------
                                                1996                           1996
                                   ------------------------------ -------------------------------
                                                         Percent                         Percent
                                                        of Loans                        of Loans
                                                Loan     in Each               Loan      in Each
                                    Amount of  Amounts  Category   Amount of  Amounts   Category
                                    Loan Loss    by     to Total   Loan Loss    by      to Total
                                    Allowance Category    Loans    Allowance Category     Loans
                                   ---------- -------- ---------- ---------- --------- ----------
                                                         (Dollars in Thousands)

One- to four-family...............    $ 3,153 $ 273,780    22.47% $  3,183  $ 276,591      19.37%
Multi-family......................        239   341,696    28.05     1,157    466,697      32.68
Commercial real estate............      2,788   321,385    26.38     2,706    388,460      27.20
Construction, development and land        771   185,180    15.20       603    170,121      11.91
One- to four-family junior liens..      1,873    50,146     4.12     1,680     77,528       5.43
Timeshares........................        374     7,809      .64       372      6,446        .45
Automobiles.......................          8        59      ---         3         19        ---
Other consumer....................      1,130     8,314      .68     1,135      7,076        .50
Commercial business...............      1,496    29,886     2.45     2,353     35,131       2.46
Unallocated.......................        ---       ---      ---       ---        ---        ---
                                      ------- ---------   ------  -------- ----------     ------
     Total........................    $11,832 1,218,255   100.00% $ 13,189  1,428,069     100.00%
                                      =======             ======  ========               =======
LESS:
  Loans in process................               27,172                        16,364
  Loans held for sale, net........                  ---                           ---
  Deferred fees and
    discounts.....................              281,837                       344,312
  Allowance for loan losses.......               11,832                        13,189
                                              ---------                    ----------
     Total loans receivable, net..           $  897,414                    $1,054,204
                                             ==========                    ==========

                                                                        December 31,
                                 -----------------------------------------------------------------------------------------------
                                             1997                           1998                           1999
                                 -----------------------------------------------------------------------------------------------
                                                        Percent                        Percent                        Percent
                                                       of Loans                       of Loans                       of Loans
                                              Loan      in Each              Loan      in Each               Loan     in Each
                                  Amount of  Amounts   Category  Amount of  Amounts   Category  Amount of   Amounts  Category
                                  Loan Loss    by      to Total  Loan Loss    by      to Total  Loan Loss     by     to Total
                                  Allowance Category     Loans   Allowance Category     Loans   Allowance  Category    Loans
                                 -----------------------------------------------------------------------------------------------
                                                                    (Dollars in Thousands)
One- to four-family...............  $ 4,051  $  213,584     18.60% $ 5,136  $  490,717    38.93% $  5,321  $  477,847     35.94%
Multi-family......................    1,316     321,423     27.99    1,055     270,337    21.45    1,069     264,590     19.90
Commercial real estate............    1,986     337,825     29.42    1,481     236,252    18.74    1,250     299,224     22.51
Construction, development and land      914     169,882     14.80      829     142,108    11.28      546     209,504     15.76
One- to four-family junior liens..    1,756      71,465      6.22    2,312      47,992     3.81    1,476      31,243      2.35
Timeshares........................      642       3,615       .31      839       2,432      .19      855       1,832      0.14
Automobiles.......................      ---           1       ---      773      31,878     2.53      985      14,331      1.08
Other consumer....................      684       5,002       .44      720       3,121      .25      447       2,598      0.20
Commercial business...............      563      25,554      2.23      722      35,537     2.82      395      28,224      2.12
Unallocated.......................      ---         ---       ---      ---         ---      ---      ---         ---       ---
                                    -------  ----------    ------  -------  ----------   ------  -------  ----------    ------
     Total........................  $11,912   1,148,351    100.00% $13,867  $1,260,374   100.00% $12,344  $1,329,393    100.00%
                                    =======                ======  =======               ======  =======                ======
LESS:
  Loans in process................               16,806                          7,493                         46,555
  Loans held for sale, net........                  ---                            ---                            ---
  Deferred fees and
    discounts.....................              231,800                        193,468                        154,085
  Allowance for loan losses.......               11,912                         13,867                         12,344
                                             ----------                     ----------                     ----------
     Total loans receivable, net..           $  887,833                     $1,045,546                     $1,116,409
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

         The Bank must maintain minimum levels of investments that qualify as liquid assets under the Texas Department regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. The Bank maintains its liquidity at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At December 31, 1999, the Bank's liquidity ratio was 17.14%. See "Regulation - Liquidity."

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


                                                                 December 31,
                                 ----------------------------------------------------------------------
                                         1997                     1998                     1999
                                 ----------------------------------------------------------------------
                                     Book      % of         Book         % of        Book         % of
                                     Value     Total        Value        Total       Value        Total
                                 ----------- ----------  -----------  ----------  ----------    --------
                                                         (Dollars in Thousands)

FHLB stock....................... $  10,203    100.00%   $   9,877      100.00%   $    9,670     100.00%
                                  =========    ======    =========      ======    ==========     ======
Interest-bearing deposits
 with banks....................   $ 150,219    100.00%   $  66,599      100.00%   $  114,670     100.00%
                                  =========    ======    =========      ======    ==========     ======
Mortgage-backed securities:
GNMA............................. $110,079      98.84%   $  87,715       97.92%   $   72,067     102.84%
Gross unrealized gain (loss).....    3,722       3.34        3,909        4.36          (443)      (.63)
Unamortized premium
   (discount)....................   (2,425)     (2.18)      (2,043)      (2.28)       (1,544)     (2.20)
                                  --------     ------    ---------      ------    ----------     ------
Total mortgage-backed
 securities...................... $111,376     100.00%   $  89,581      100.00%  $    70,080     100.00%
                                  ========     ======    =========      ======   ===========     ======

     The Company's investment securities portfolio at December 31, 1999, contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10% of the Company's stockholders' equity, excluding those issued by the United States Government, or its agencies.

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

      In addition to retail deposits, the Bank obtains wholesale deposits through deposit brokers which solicit funds from their customers for deposit with the Bank. Brokered deposits amounted to $262.9 million or 25.35% of deposits at December 31, 1999. Brokered deposits generally are more responsive to changes in interest rates than retail deposits and, thus, are more likely to be withdrawn from the Bank upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. The amount of brokered deposits will vary depending on cost and the Bank's need for liquidity and loan purchase activity.

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



                                                                   December 31,
                                      ---------------------------------------------------------------------
                                               1997                    1998                    1999
                                      ----------------------- -----------------------  --------------------
                                                     Percent                 Percent                Percent
                                         Amount     of Total     Amount     of Total    Amount     of Total
                                      ----------   ---------- ----------- -----------  --------    --------
                                                              (Dollars in Thousands)
Transactions and
SAVINGS DEPOSITS:
Money Market Accounts.................$  169,321     16.91%     $  180,154    17.91%    $165,308    16.64%
Commercial Demand.....................    14,272      1.42          12,667     1.26       11,580     1.17
Savings Deposits......................     1,193       .12           3,118      .31        9,424      .95
                                      ----------    ------      ----------   ------     --------   ------
Total Non-Certificates................   184,786     18.45%        195,939    19.48      186,312    18.76
                                      ----------    ------      ----------   ------     --------   ------
CERTIFICATES:
 2.01 -  4.00%........................         2       ---             ---      ---          ---      ---
 4.01 -  6.00%........................   785,865     78.47         797,002    79.26      704,843    70.96
 6.01 -  8.00%........................    30,823      3.08          12,676     1.26      102,134    10.28
 8.01 -  10.00%.......................       ---       ---             ---      ---          ---      ---
                                      ----------    ------      ----------   ------     --------   ------
Total Certificates....................   816,690     81.55         809,678    80.52      806,977    81.24
                                      ----------    ------      ----------   ------     --------   ------
Total Deposits(1).....................$1,001,476    100.00%     $1,005,617   100.00%     993,289   100.00%
                                      ==========    ======      ==========   ======     ========   ======

(1) At December 31, 1999, the average rates paid on non-certificate deposit accounts and certificate accounts were 4.78% and 5.43%, respectively.

      The following table sets forth the savings flows at the Bank during the periods indicated. New deposits, net refers to the amount of deposits during a period less the amount of withdrawals during the period.



                                          December 31,
                               ----------------------------------
                                 1997         1998         1999
                               ---------   ----------  ----------
                                     (Dollars in Thousands)

Opening balance............... $1,043,435  $1,001,476  $1,005,617

New deposits, net.............    (70,120)    (21,211)    (32,129)
Interest credited.............     28,161      25,352      19,801
                               ----------  ----------  ----------
Ending balance................ $1,001,476  $1,005,617  $  993,289
                               ==========  ==========  ==========
Net increase (decrease)....... $  (41,959) $    4,141  $  (12,329)
                               ==========  ==========  ==========

Percent increase (decrease)...   (4.02)%          .41%    (1.23)%
                                 =====          =====     =====

      The following table shows rate and maturity information for the Bank's certificates of deposit as of December 31, 1999.


                          4.00-      6.00-                 Percent
                          5.99%      7.99%      Total     of Total
                         --------  --------   --------    ---------
                                   (Dollars in Thousands)
Certificate accounts
 maturing in quarter
 ending:
March 31, 2000.......... $420,636  $ 4,376     $425,012       52.67%
June 30, 2000...........  132,779   22,842      155,621       19.29
September 30, 2000......   54,049    4,781       58,830        7.29
December 31, 2000.......   75,149   80,924      156,073       19.34
March 31, 2001..........    3,635      ---        3,635        0.45
June 30, 2001...........    1,543      ---        1,543        0.19
September 30, 2001......    1,941      ---        1,941        0.24
December 31, 2001.......    1,732      ---        1,732        0.21
March 31, 2002..........      616      ---          616        0.08
June 30, 2002...........        2      ---            2         ---
September 30, 2002......      559      ---          559        0.07
December 31, 2002.......      106      ---          106        0.01
Thereafter..............    1,307      ---        1,307        0.16
                         -------- --------     --------      ------
   Total................ $694,054 $112,923     $806,977      100.00%
                         ======== ========     ========      ======

   Percent of Total.....    86.02%   13.99%      100.00%
                            =====    =====       ======

      The following table indicates the amount of the Bank's certificates of deposit by time remaining until maturity as of December 31, 1999.

                                                 Maturity
                                  ---------------------------------------
                                              Over      Over
                                  3 Months   3 to 6    6 to 12    Over
                                   or Less   Months    Months   12 Months   Total
                                  --------- --------- -------- ---------- ---------
                                               (Dollars in Thousands)

Certificates of deposit less
than $100,000....................  $205,791  $ 82,462  $128,543   $ 8,465  $425,261
Certificates of deposit of
$100,000 or more.................   219,221    73,159    86,360     2,976   381,716
                                   --------  --------  --------   -------  --------
Total certificates of deposit....  $425,012  $155,621  $214,903   $11,441  $806,977
                                   ========  ========  ========   =======  ========

      BORROWINGS. Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings when they are a less costly source of funds. In addition, the Bank has relied upon selective borrowings for liquidity needs. The Bank obtains FHLB advances upon the security of certain of its residential first mortgage loans, and other assets, including FHLB stock, provided certain standards related to the creditworthiness of the Bank have been met. FHLB advances are available for investment, purchasing and lending activities and other general business purposes. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate, which may be fixed or adjustable, and range of maturities. At December 31, 1999, the Bank's other borrowings consisted primarily of loans to the Bank's subsidiaries from unaffiliated third party lenders secured by certain real estate held for investment or sale.

      On August 9, 1995, Beal Financial issued $57.5 million of 12.75% Senior Notes due on August 15, 2000 (the "Senior Notes"). Of this amount, $46.3 million was contributed to the Bank in the form of paid in capital. The remaining net proceeds of the Senior Notes were retained by Beal Financial for the maintenance of a reserve equal to the annual interest expense on the Senior Notes and general operating expenses. Interest on the Senior Notes is payable semi-annually on February 15 and August 15 of each year. The Senior Notes are redeemable, in whole or in part at the option of Beal Financial. As of December 31, 1999, Beal Financial had repurchased, in unsolicitated offers, $13.1 million of the Senior Notes. Since December 31, 1999, an additional $4.5 million was repurchased and retired. See Note H to the Notes to Consolidated Financial Statements of the Company.

      At December 31, 1999, FHLB advances totaled $191.0 million. FHLB advances were used for liquidity and loan investment purposes. For additional information relating to borrowings, see Notes G and H to the Notes to Consolidated Financial Statements of the Company.

      The following table sets forth the maximum month-end balance and average balance of FHLB advances and other borrowings for the periods indicated.



                                        Year Ended
                                       December 31,
                                ----------------------------
                                  1997      1998     1999
                                --------- -------- ---------
                                   (Dollars in Thousands)

MAXIMUM BALANCE:
  FHLB advances................. $146,000  $176,000 $204,000
  Senior notes, net.............   57,188    57,295   57,385
  Other borrowings..............   14,748     7,583    7,272

AVERAGE BALANCE:
  FHLB advances.................  $19,181  $ 39,822   64,801
  Senior notes, net.............   57,141    57,233   55,223
  Other borrowings..............   10,401     7,249    6,963

      The following table sets forth certain information as to the Company's borrowings at the dates indicated.


                                               December 31,
                                        --------------------------
                                          1997    1998     1999
                                        -------- -------- --------
                                          (Dollars in Thousands)

FHLB advances.......................... $110,000 $ 80,000 $191,000
Senior notes, net......................   57,188   57,295   44,336
Other borrowings.......................    7,599    7,083    7,272
                                        -------- -------- --------
     Total borrowings.................. $174,787 $144,378 $242,608
                                        ======== ======== ========

Weighted average interest rate of FHLB
advances...............................    6.65%    4.87%    5.79%

Weighted average interest rate of
Senior notes, net......................   13.00%   13.00%   13.00%

Weighted average interest rate of
other borrowings.......................    8.03%    7.95%    7.81%

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

      In addition, Beal Financial has a single purpose subsidiary to invest approximately $697,000 in a limited partnership to develop property in McKinney, Texas and other inactive subsidiaries.

SUBSIDIARIES OF THE BANK

      As a Texas-chartered savings bank, the Bank is permitted by federal regulations to have subsidiaries engage only in those subsidiary activities which are permissible for a subsidiary of a national bank. The FDIC may approve other activities for a subsidiary provided that the Bank meets its applicable minimum capital standards and the FDIC determines that the conduct of the activity of the subsidiary will not pose a significant risk to the SAIF. Under state law, a Texas-chartered savings bank is permitted to invest an unlimited amount in operating subsidiaries which are engaged solely in activities permissible for the Bank to engage in directly. The amount which a Texas-chartered savings bank may invest in other service corporation subsidiaries may not exceed 10% of the savings bank's total assets without the prior approval of the Texas Department. At December 31, 1999, the net book value of the Bank's investment in its subsidiaries was approximately $931.5 million (including $23.2 million invested in other service corporation subsidiaries).

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

      BEAL NEVADA CORP., ("BNC"). During the fourth quarter of 1997, the Bank formed BNC, a Nevada corporation for tax planning purposes. BNC is a 99% limited partner in Loan Participant Partners, Ltd., with Property Acceptance Corp. ("PAC"), a wholly-owned subsidiary of the Bank, as the 1% general partner. This partnership owns an interest in a pool of loans transferred from the Bank. The Bank's investment in BNC and PAC was $822.4 million and $8.2 million, respectively, at December 31, 1999.

     BEAL MORTGAGE, INC. ("BMI"), BEAL PROPERTIES, INC. ("BPI") AND BEAL/H.S., INC ("BHS"). BMI and BPI are Texas corporations and BHS is a Nevada corporation. These corporations were organized to engage in certain real estate development activities including the acquisition and development of land and direct investments in real estate development projects. At December 31, 1999, the Bank's investment in BMI, BPI and BHS totaled $7.2 million, $3.5 million and $12.5 million, respectively.

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

      BMI also holds $12.3 million in the aggregate of other real estate for investment, the largest component of which is Beal Bank Center II, an office building purchased in March 1995 and located adjacent to the Company's headquarters. At December 31, 1999, Beal Bank Center II had a book value of $8.4 million (subject to a $5.7 million first mortgage lien from an unaffiliated lender) and was 86% occupied. Five remaining properties held by BMI for investment, had book values aggregating $3.9 million at December 31, 1999.

     LOAN ACCEPTANCE CORP. ("LAC"). LAC was formed in July 1994 to bid on third-party loan pools, the majority of which are sold by the FDIC or the RTC. This activity was formerly conducted through BMI. At December 31, 1999, the Bank's investment in LAC totaled $576,000. See "- Lending Activities - Loan Acquisition, Resolution, Origination and Sale Activities."

     BRE, INC. ("BRE"). BRE is a Texas corporation organized to hold loans and other assets which management of the Bank believes bear more than the normal risk of exposure to litigation. The most common problems with these assets include environmental contingencies and litigious histories of certain borrowers. At December 31, 1999, BRE held 15 mortgage loans (eleven single-family and four multi-family and commercial real estate loans) totaling
$2.4 million and five foreclosed real estate properties (one land and four multi-family and commercial properties) totaling $4.7 million. BRE has performed full environmental reviews on all of its properties with minimal environmental problems found. The properties are operational and BRE actively markets the properties for sale. At December 31, 1999, the Bank's investment in BRE totaled $7.1 million.

     BEAL AFFORDABLE HOUSING, INC. ("BAH"). BAH was organized in November 1994 to develop affordable housing apartment buildings to take advantage of certain tax benefits under Section 42 of the Internal Revenue Code. BAH owns a 98% limited partnership interest in the three limited partnerships described below. BMI owns a 1% interest in and serves as the managing general partner for each limited partnership and a Texas-based, non-profit organization owns the remaining 1% interest in each limited partnership. Income, gain, loss, deductions, tax credits and distributions of net cash flow for any partnership fiscal year is allocated to and among the partners in accordance with their respective percentage interests. Each of the projects is managed by a non-affiliated fee management company which specialize in the management of affordable housing properties. At December 31, 1999, the Company's investment in BAH totaled $26.5 million.

      It is anticipated that BAH is entitled to tax credits of approximately $2.4 million per year, for the next eight years, to the extent that they are able to utilize them. The limited partnerships are required to maintain minimum occupancy levels of qualified low-income tenants continuously throughout the 15-year compliance period beginning in the year the first low-income housing credit is claimed. Failure to comply with this occupancy requirement will result in recapture of all or part of the credits previously claimed. Each of the limited partnerships are in compliance with the required occupancy levels at December 31, 1999.

      The Bank also owns other single purpose subsidiaries formed to hold foreclosed property for tax planning purposes. The Bank's net investment in such subsidiaries at December 31, 1999 was $43.6 million.

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

EMPLOYEES

     At December 31, 1999, the Company, including its subsidiaries, had a total of 97 employees. The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

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

      The Bank's general permissible lending limit for loans-to-one borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case, this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1999, the Bank's lending limit under this restriction was $31.9 million. The Bank is in compliance with the loans-to-one borrower limitation.

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

      The FDIC's deposit insurance premiums are assessed through a risk-based system, under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (I.E., a leverage ratio of at least 5%, a ratio of Tier 1 or leverage capital to risk-weighted assets ("Tier 1 capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (I.E., leverage or Tier 1 capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. The current assessment schedule for both BIF and SAIF insured institutions ranges from 0 to .27% of deposits. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period. Deposit insurance premiums for the fiscal year ended December 31, 1999, totaled $691,000.

      Under the FDIC Order, the Bank's capital category will be determined exclusive of its investment in any Real Estate Subsidiary for purposes of deposit insurance premium assessments except in determining whether the Bank has become critically undercapitalized.

     Beginning in 2000, all FDIC-insured institutions are also required to pay an assessment for the repayment of interest on obligations issued by a federally chartered corporation to provide financing for resolving the thrift crisis in the 1980's, in the amount equal to approximately two basis points for each $100 in domestic deposits. Prior to 2000, SAIF-insured institutions paid an assessment equal to approximately six basis points for each $100 in domestic deposits, while BIF-insured institutions paid about 1.5 basis points for each $100 on deposit. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in 2017.

      The FDIC has promulgated regulations implementing limitations on brokered deposits pursuant to the requirements of federal law. Under the regulations, well capitalized institutions are not subject to any brokered deposit limitations, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only (i) with a waiver from the FDIC and (ii) subject to the limitation as to all such deposits that they do not pay an effective yield which exceeds by more than (a) 75 basis points the effective yield paid on deposits of comparable size and maturity in such institution's normal market area for deposits accepted in its normal market area or (b) 120% for retail deposits and 130% for wholesale deposits, respectively, the current yield on comparable maturity U.S. Treasury obligations for deposits accepted outside the institution's normal market area. Undercapitalized institutions are not permitted to accept brokered deposits, and may not solicit any deposits by offering any effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the institution's normal market area or in the market area in which such deposits are being solicited. At December 31, 1999, the Bank qualified as a well capitalized institution and, as a result, was not subject to restrictions on brokered deposits. See "- Sources of Funds-Deposits."

     REGULATORY CAPITAL REQUIREMENTS AND PROMPT CORRECTIVE REGULATORY Action. All state-chartered institutions such as the Bank, which report to the FDIC as their primary federal regulator, must maintain regulatory capital in accordance with FDIC regulations.

     The FDIC has adopted a minimum leverage ratio of Tier 1 capital to average total assets of 3% for banks that have a uniform composite supervisory rating of
1. Higher leverage ratios are required to be considered well capitalized under the prompt corrective action provisions of federal law. The FDIC is also authorized to impose higher capital requirements on institutions on a case-by-case basis.

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

      On October 13, 1997, the Texas Department notified the Bank's Board of Directors that the Department was rescinding the requirement that the Bank maintain minimum capital requirements of 9% for leverage capital and 11% for risk-based capital, based on a business plan submitted to the Texas Department by the Bank and the Department's evaluation of the Bank's latest examination as of March 31, 1997. The business plan generally anticipates a significant decline in total assets, however, the Bank will continue to originate loans that are within the Bank's loan policy, as approved by the Board, and continue to purchase loan packages; a continued improvement in the Company's level of classified assets; the discontinuation of the Company's foreign lending program; and the Bank maintaining a leverage capital ratio of at least 10%. The Texas Department must be provided with 30 days prior written notice of any actions planned or anticipated that might reasonably be expected to result in a material deviation from the business plan. For purposes of such advance notification, material deviation would include, but not necessarily be limited to, material deviations in capital levels, total asset growth or bulk asset purchases in any quarter, or any resumption of foreign lending. On October 16, 1998, the Bank received a no objection letter, from the Texas Department to its acquisition of approximately $330.0 million of predominantly performing single family residential loans. This acquisition represented a material deviation from the total asset growth projections of the Bank's business plan.

      The following table sets forth the Bank's compliance with its regulatory capital requirements at December 31, 1999:


                                       At December 31, 1999
                                 ---------------------------------
                                    Required          Actual
                                 ---------------- ----------------
                                 Amount  Percent  Amount   Percent
                                 ------  -------  ------   -------
                                      (Dollars in Thousands)

Leverage capital...............    71,365  5.00%  212,478   14.89%
Tier 1 risk-based capital......    62,518  6.00%  212,478   20.39%
Total risk-based capital.......   104,196 10.00%  224,822   21.58%


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

      LIMITATIONS ON DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS. Under Texas law, a savings bank may declare and pay dividends out of current and retained income so long as the savings bank meets its capital requirements. The Bank is required to provide notice to the OTS at least 30 days' prior to the declaration of a dividend by the Bank to the Company. In a letter from the OTS dated February 3, 1999, the OTS acknowledged prior notice and that the Bank may pay dividends, as needed, up to 100% of earnings for the fiscal year-ended December 31, 1999. On December 22, 1999, the OTS approved an additional dividend of $55.0 million that could be paid in excess of the 100% of earnings for the fiscal year ended December 31, 1999. As of March 31, 2000, this additional dividend has not been paid.

      In a letter dated March 5, 2000, the OTS acknowledged prior notice and that the Bank may pay dividends up to 100% of earnings for the fiscal year ended December 31, 2000. The FDIC has the authority to prohibit the Bank from engaging in an unsafe or unsound practice in conducting its business and under such authority could impose dividend restrictions. Further, the FDIC has established guidelines with respect to the maintenance of appropriate levels of capital by savings banks under its jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions described herein could limit the amount of dividends which the Bank may pay to the Company. In addition, federal law prohibits an insured depository from paying dividends on its stock or interest on its debentures (if such interest is required to be paid only out of net profits) or distribute any of its capital assets while it is in default in the payment of any assessment due to the FDIC.

      LIQUIDITY. All Texas savings banks, are required to maintain minimum levels of liquid assets as defined by the Texas Department. A Texas savings bank is required to maintain liquidity in an amount not less than 10% of an amount equal to its average daily deposits for the most recently completed calendar quarter in cash or readily marketable securities. At December 31, 1999, the Bank's liquidity ratio was 17.14%.

      QUALIFIED THRIFT LENDER TEST. All institutions with holding companies governed by the OTS, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. One version of this test requires a savings institution to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments. At December 31, 1999, the Bank met the test for the twelve month period. In the event that the Bank should fail to qualify as a QTL, it would not be able to requalify for a period of five years. Upon such a failure, the Company would lose its status as a savings and loan holding company and would be required to register as a bank holding company and become subject to the activity restrictions applicable to such companies. See "- Holding Company Regulation."

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

      In addition, the Texas Act and regulations impose a requirement that a savings bank maintain investments equal to at least fifteen percent of its local area deposits in first and second lien residential mortgage loans or foreclosed residential mortgage loans originated from within the Bank's local service area; home improvement loans; interim residential construction loans; mortgage backed securities secured by loans from within the bank's local service area; and loans for community reinvestment purposes. The Bank's local service area is currently delineated to include Collin, Dallas, Denton, Ellis, Fort Bend, Harris, Johnson, Kaufman, Liberty, Montgomery, Parker, Rockwall, Tarrant and Waller Counties, Texas. At December 31, 1999, the Bank was in compliance with the requirements of the Texas Act.

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

      FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1999, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the Texas Department. See "Liquidity."

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

      As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas. At December 31, 1999, the Bank had $9.7 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 5.95% and were 5.50% for calendar year 1999.

FEDERAL AND STATE TAXATION

      The Company and its subsidiaries have elected Subchapter S status for federal income tax purposes. As a result the Company does not generally pay any federal taxes on net income. The only exception would involve possible Subchapter C tax liability on net built-in gains as of January 1, 1997, which may potentially be recognized during the 10 year period ending December 31, 2006. Recognition of built-in gains/losses are subject to certain limitations. At December 31, 1999, the Company had net unrealized built-in gains of approximately $50.3 million.

      The future tax liability for the taxable earnings of Beal Financial and subsidiaries is the responsibility of the shareholders of Beal Financial. It is anticipated that future dividends to shareholders will be made to meet their tax liability related to the earnings of Beal Financial.

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

     In August 1996, legislation was enacted that repealed the reserve method of accounting (including the percentage of taxable income method) used by many thrifts, including the Bank, to calculate their bad debt reserve for federal income tax purposes. As a result, large thrifts such as the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the specific charge-off method for post-1987 tax years. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. The Bank has met the residential lending requirement and recapture was delayed until the 1998 taxable year. As a Subchapter-S Corporation, recapture will be treated as a built-in gain in the year recognized. To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 1999, the Bank's Excess for tax purposes totaled approximately $7.9 million. The management of the Company does not believe that the legislation will have a material impact on the Company or the Bank.

      The Bank and its consolidated subsidiaries have been audited by the IRS with respect to consolidated federal income tax returns through December 31, 1997. With respect to years examined by the IRS, all deficiencies have been resolved. In the opinion of management, any examination (including returns of subsidiaries and predecessors of, or entities merged into, the Company or Bank) would not result in a deficiency which could have a material adverse effect on the financial condition of the Company, the Bank and their consolidated subsidiaries.

      TEXAS STATE INCOME TAXATION. The Company, the Bank and their subsidiaries currently file Texas franchise tax returns. Texas imposes a franchise tax on the taxable income of savings institutions and other corporations. The Company and the Bank each pay an annual franchise tax equal to the greater of $2.50 per $1,000 of taxable capital apportioned to Texas, or $45.00 per $1,000 net taxable earned surplus apportioned to Texas. Taxable earned surplus is the federal corporate taxable income of each company within the corporate group determined on a separate company basis with certain modifications. For the year ended December 31, 1999, total state taxes were $1.6 million.

      DELAWARE TAXATION. As a Delaware holding company, the Beal Banc Holding Company is exempt from the Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Beal Banc Holding Company is also subject to an annual franchise tax imposed by the State of Delaware.

ITEM 2.     PROPERTIES


      The Company conducts its business at its headquarters and branch offices. The following table sets forth information relating to each of the Company's properties as of December 31, 1999.
                                           Total
                                Owned   Approximate
                       Year      or       Square     Book
    Location         Acquired  Leased     Footage    Value
------------------   --------  ------   ----------- -------
                                                    (In
                                                    Thousands)
Corporate
Headquarters:          1992     Owned     167,138    $4,692
Beal Bank Center I
15770 North Dallas
Parkway
Dallas, Texas

Branch Office:
5100 Westheimer        1995    Leased       5,064       ---
Houston, Texas

      The Company acquired Beal Bank Center I in 1992 and currently occupies 33,800 square feet in the building. At December 31, 1999, the building was 78% occupied. At December 31, 1999, the Company's total investment in the property was $6.4 million with a net book value of $4.7 million.

      The total net book value of the Bank's premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at December 31, 1999 was $5.5 million.

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


      No matters were submitted to a vote of security holders of the Company during the quarter ended December 31, 1999.


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

                                        Twelve
                                        Months
                                        Ended
                          At June 30, December 31,          At December 31,
                          ----------- ------------ ----------------------------------
                            1996         1996         1997        1998        1999
                          ----------- ------------ --------- ------------ -----------
                                          (Dollars in Thousands)
Selected Financial
Condition Data:
Total assets..............$1,269,279  $1,394,906  $1,365,754   $1,353,474  $1,429,906
Loans receivable, net.....   897,414   1,054,204     887,833    1,045,546   1,116,409
Securities available for
sale......................   194,699     123,939     111,376       89,581      70,080
Deposits..................   891,304   1,043,433   1,001,476    1,005,617     993,289
Total borrowings..........   263,519     217,842     174,787      144,378     242,608
Stockholders' equity......    93,172     116,797     160,820      191,226     180,162

                                        Twelve
                                        Months
                                        Ended
                          At June 30, December 31,          At December 31,
                          ----------- ------------ ----------------------------------
                            1996         1996         1997        1998        1999
                          ----------- ------------ --------- ------------ -----------
                                       (Dollars in Thousands)

Selected Operations Data:
Total interest income..... $140,948  $177,339      $169,181   $149,966     $171,999
Total interest expense....   56,818    67,708        67,856     57,817       62,495
                           --------  --------      --------   --------     --------
Net interest income.......   84,130   109,631       101,325     92,149      109,504
Provision for loan losses.    9,044     6,423         3,410      5,577        3,821
                           --------  --------      --------   --------     --------
Net interest income after
provision for loan losses.   75,086   103,208        97,915     86,572      105,683
Gain on sales of
interest-earning
assets....................    8,413     6,101           550        ---          ---
Gain on sales of real
estate....................    7,068    10,776        13,708     39,155       13,618
Other non-interest income.    1,202     2,615         3,013      6,055        6,111
                           --------  --------      --------   --------     --------
Total non-interest income.   16,683    19,492        17,271     45,210       19,729
Total non-interest expense   22,456    38,588        22,144     20,513       21,329
                           --------  --------      --------   --------     --------
Income before income taxes   69,313    84,112        93,042    111,269      104,083
Income taxes..............   25,153    30,280         6,408      6,049        3,230
                           --------  --------      --------   --------     --------
Net income................ $ 44,160  $ 53,832      $ 86,634   $105,220     $100,853
                           ========  ========      ========   ========     ========

                                              Twelve
                                              Months
                                               Ended
                                At June 30, December 31,          At December 31,
                                ----------- ------------ ----------------------------------
                                   1996         1996         1997        1998        1999
                                ----------- ------------ --------- ------------ -----------
                                                (Dollars in Thousands)
SELECTED FINANCIAL RATIOS AND
OTHER DATA:
Performance Ratios:
   Return on assets (ratio of net
    income to average total
    assets)......................   4.46%      4.36%       6.66%        8.98%        7.59%
   Return on equity (ratio of net
   income to average equity).....  64.51      57.10       59.77        61.32        62.81
   Interest rate spread
    information, average
    during period.................  9.43       9.64        8.72         8.80         8.17
   Net interest margin(1).........  9.32       9.68        8.86         9.07         8.53
   Ratio of operating expense to
    average total assets..........  2.27       3.13        1.71         1.75         1.61
   Ratio of average
    interest-earning assets to
    average interest-bearing
    liabilities................... 98.30     102.29      102.60       104.78       107.06

Quality Ratios:
   Net non-performing assets to
    total assets, at
    end of period................. 11.84      17.77       17.88        12.80         8.68
   Allowance for loan losses to
    net non-performing loans......  9.65       6.49        9.17        11.49        15.11
   Allowance for loan losses to
    loans receivable, net.........  1.32       1.25        1.34         1.33         1.11
   Net charge-offs to average
   loans, net.....................   .39        .38         .49          .43          .51

Equity Ratios:
   Equity to total assets, at end
    of period.....................  7.34       8.37       11.78        14.13        12.60
   Average equity to average
    assets........................  6.91       7.64       11.19        14.65        12.08

Ratio of Earnings to Fixed
Charges:
   Excluding interest on deposits. 7.4:1      8.1:1       10.4:1       11.4:1       9.8:1
   Including interest on deposits. 1.4:1      1.4:1        1.5:1        2.1:1       1.9:1
Other Data:
   Number of full-service offices.     3          3            3            2           2

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

FINANCIAL CONDITION

      The Company's total assets remained relatively unchanged, increasing $76.4 million to $1.43 billion at December 31, 1999. The asset composition changed, however, with net loans increasing approximately $70.9 million, due to loan purchases and originations exceeding loan payoffs and cash and cash equivalents increasing $43.3 million due to concerns related to the year 2000 computer issue. This increase was funded primarily by proceeds received upon the disposition of securities available for sale of $19.5 million, $13.2 million real estate held for investment or sale and an increase in Federal Home Loan Bank advances of $111.0 million.

      The Company's total assets remained unchanged at $1.4 billion at December 31, 1998 and December 31, 1997, respectively. The asset composition changed, however, with net loans increasing approximately $157.7 million, due to loan purchases and originations exceeding loan payoffs. This increase was funded primarily by a decline in cash balances of $78.7 million and proceeds received upon the disposition of $70.3 million real estate held for investment or sale.

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

      Total liabilities increased $87.5 million from December 31, 1998 to December 31, 1999, primarily due to an increase in Federal Home Loan Bank advances of $111.0 million partially offset by a $12.3 million decrease in deposit accounts and a $13.0 million reduction in senior notes outstanding.

      Total liabilities decreased $42.7 million from December 31, 1997 to December 31, 1998, primarily due to a decrease in Federal Home Loan Bank advances of $30.0 million and a $16.4 million decrease in other liabilities.

     Total liabilities decreased $73.7 million from December 31, 1996 to December 31, 1997, primarily due to a decrease of $42.0 million in deposits and a decrease in Federal Home Loan Bank advances of $36.0 million. The decrease in deposits and advances from the FHLB reflect the decrease in net loan receivables.

     Stockholders' equity decreased $11.1 million or 5.8% from $191.2 million at December 31, 1998 to $180.2 million at December 31, 1999 due to a $60.0 million loan to a shareholder and dividends of $47.6 million paid in excess of earnings of $100.9 million. Stockholders' equity increased $30.4 million, or 18.9%, from $160.8 million at December 31, 1997 to $191.2 million at December 31, 1998 due to
                                      39
earnings exceeding dividends paid to stockholders. Dividends paid to stockholders totaled $47.6 million and $87.6 million during the years ended December 31, 1999 and 1998, respectively. Beal Financial anticipates future dividends to be significant, subject to limitations imposed upon Beal Financial by the Trust Indenture (the "Indenture") governing the Senior Notes. The Indenture limits dividends to 50% of consolidated net income since August 1, 1995. At December 31, 1999, under the terms of the Indenture, Beal Financial would have been permitted to dividend an additional $10.2 million.

RESULTS OF OPERATIONS

      GENERAL. The level of net income experienced by the Company in the year ended December 31, 1997 and prior periods resulted primarily from (i) the significant increase in the average balance of interest-earning assets as a result of the Company's efforts to return non-performing loans to performing status and (ii) gains on the sales of loans and gains on sale of real estate. Gains on the sales of loans and real estate generally are dependent on various factors which are not necessarily within the control of the Company, including market and economic conditions. As a result, there can be no assurance that the gains on sales of loans and real estate reported by the Company in prior periods will be reported in future periods or that there will not be substantial periodic variation in the results from such activities.

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


                                                                     Year Ended December 31,
                                               1997                           1998                           1999
                                  --------------------------------------------------------------------------------------------
                                    Average   Interest             Average   Interest             Average   Interest
                                   Outstanding Earned/   Yield/   Outstanding Earned/   Yield/   Outstanding Earned/   Yield/
                                     Balance    Paid      Rate      Balance    Paid      Rate      Balance    Paid      Rate
                                  ----------- --------- --------  ----------- -------  -------- ------------ -------  --------

Interest-Earning Assets:
 Loans receivable(1)..............  $  967,265 $157,458    16.28%  $  853,697 $139,456   16.34%  $1,064,125  $156,673    14.72%
 Mortgage-backed securities.......     117,141    8,407     7.18      101,805    7,334    7.20       78,661     5,932     7.54
 Interest-earning deposits........      49,653    2,730     5.50       52,940    2,709    5.12       62,187     2,927     4.71
 FHLB stock.......................       9,835      586     5.96        7,887      467    5.92        9,095       499     5.49
                                    ---------- --------            ---------- --------           ----------  --------
  Total interest-earning assets(1)  $1,143,894 $169,181    14.79   $1,016,329 $149,966   14.76   $1,214,068  $166,031    13.68
                                    ========== --------            ========== --------           ==========  --------

Interest-Bearing Liabilities:
 Savings deposits.................     185,233    9,025     4.87      173,491    8,323    4.80      182,227     8,249     4.53
 Certificate accounts.............     847,937   48,955     5.77      692,172   38,770    5.60      824,771    42,403     5.14
 Senior notes, net................      57,131    7,986    13.98       57,233    8,077   14.11       55,223     7,934    14.37
 Borrowings.......................      28,286    1,890     6.68       47,071    2,647    5.62       71,764     3,909     5.45
                                    ---------- --------            ---------- --------           ----------  --------
Total interest-bearing
liabilities.......................  $1,118,587   67,856     6.07   $  969,967   57,817    5.96   $1,133,985    62,495     5.51
                                    ========== --------            ========== --------           ==========  --------
Net interest income...............             $101,325                       $ 92,149                       $103,536
                                               ========                       ========                       ========
Net interest rate spread..........                          8.72%                         8.80%                           8.17%
Net earning assets................  $   25,307                     $   46,362                    $   80,083
                                    ==========                     ==========                    ==========
Net yield on average interest-
  earning assets..................                          8.86%                         9.07%                           8.53%
Average interest-earning assets to
  average interest-bearing
  liabilities.....................               102.26%                        104.78%                        107.06%

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


                                                               Year Ended                          Year Ended
                                                          December 31, 1997 vs                December 31, 1998 vs
                                                            December 31, 1998                   December 31, 1999
                                                 -------------------------------------- ------------------------------
                                                        Increase                              Increase
                                                       (Decrease)                            (Decrease)
                                                         Due to               Total            Due to            Total
                                                 ----------------------     Increase    --------------------   Increase
                                                   Volume        Rate      (Decrease)     Volume      Rate    (Decrease)
                                                 ----------   ---------   ------------  -----------  -------  ----------
                                                                          (Dollars in Thousands)
Interest-Earning Assets:
 Loans receivable...............................   $(16,528)   $ (1,434)      $(17,962)    $ 16,754  $ 14,517    $ 31,271
 Loans receivable - discount....................     (2,026)       1,986           (40)      11,962  (26,016)     (14,054)
                                                   --------    ---------   -----------     --------  -------     --------
 Loans receivable - total.......................    (18,554)         552       (18,002)      28,716  (11,499)      17,217
 Mortgage-backed securities.....................     (1,105)          32        (1,073)     (1,766)      364       (1,402)
 Interest-earning deposits......................        448         (469)          (21)         403     (185)         218
 Other..........................................       (115)          (4)         (119)          61      (29)          32
                                                   --------    ---------   -----------     --------  -------     --------
   Total interest-earning assets................    (19,326)         111       (19,215)      27,414  (11,349)      16,065
                                                   ========    =========   ===========     ========  =======     ========


Interest-Bearing Liabilities:
 Savings deposits...............................   $   (565)   $    (137)  $      (702)    $    616  $  (690)    $    (74)
 Certificate accounts...........................     (8,762)      (1,423)      (10,185)       6,359   (2,726)       3,633
 Senior notes, net..............................         14           77            91         (294)     151         (143)
 Borrowings.....................................        994         (237)          757        1,342      (80)      (1,262)
                                                   --------    ---------   -----------     --------  -------     --------
   Total interest-bearing liabilities...........   $ (8,319)   $  (1,720)      (10,039)       8,023   (3,345)       4,678
                                                   ========    =========   -----------     ========  =======     --------

Change in net interest income...................                           $    (9,176)                          $ 11,387
                                                                           ===========                           ========

COMPARISON OF OPERATING RESULTS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999 AND TWELVE MONTHS ENDED DECEMBER 31, 1998

      NET INCOME. For the fiscal year ended December 31, 1999, net income of $100.9 million represented a decrease of $4.4 million, or 4.2% from $105.2 million for the year ended December 31, 1998. As discussed in more detail below, the decrease in net income was primarily due to a decrease in gain on real estate transaction of $25.5 million and an increase of $816,000 in non-interest expenses. This decrease was offset by an increase of $17.4 million in net interest income, a decrease in provision for loan losses of $1.8 million and a decrease in income taxes of $2.8 million.

      NET INTEREST INCOME. Net interest income increased $17.4 million, or 18.8%, from $92.1 million at December 31, 1998 to $109.5 million at December 31, 1999. The average balance of interest-earning assets increased by $197.7 million. The net interest spread however decreased from 8.80% for the twelve months ended December 31, 1998 to 8.17% for the twelve months ended December 31, 1999.

      INTEREST INCOME. Interest income increased $22.0 million, or 14.7%, from $150.0 million at December 31, 1998 to $172.0 at December 31, 1999. Interest on loans, including fees increased $31.2 million, interest on investment securities decreased $1.1 million and purchased discount accretion decreased $8.1 million. The average balance of interest earning assets increased, however this increase was offset by a decrease in the yield on interest earning assets by 1.08% for the year ended December 31, 1999, as compared to the same period ending December 31, 1998. This decrease in yield was primarily due to a decrease in yield on loans, net, from 16.34% for the year ended December 31, 1998 to 14.72% for the year ended December 31, 1999.

      INTEREST EXPENSE. Interest expense increased $4.7 or 8.1%, from $57.8 million at December 31, 1998 to $62.5 million at December 31, 1999. The majority of the increase was the $3.6 million increase in interest expense on deposits coupled with an increase in interest on FHLB advances of $1.3 million. The average balance of interest-bearing liabilities increased $164.0 million for the twelve months ended December 31, 1999. The 45 basis point decrease in the average cost of interest-bearing liability from 5.96% for the twelve month period ended December 31, 1998 to 5.51% for the twelve months ended December 31, 1999 was primarily due to a decrease in the average cost of certificate and savings accounts.

      PROVISIONS FOR LOAN LOSSES. The provision for loan losses is determined by management as an amount sufficient to maintain the allowance for loan losses at a level considered adequate to absorb future losses inherent in the loan portfolio in accordance with generally accepted accounting principles. The provision for loan losses decreased $1.8 million or 31.5% for the twelve months ended December 31, 1999 primarily as a result of a decrease in non-accrual loans during this period.

      The Company establishes an allowance for loan losses based upon a systematic analysis of risk factors in the loan portfolio. This analysis includes an evaluation of the Company's loan portfolio, past loan loss experience, current economic conditions, loan volume and growth, composition of the loan portfolio and other relevant factors. Management's analysis results in the establishment of allowance amounts by loan type based on allocations by asset classification and specific allocations based on asset reviews. The allowance for loan losses as a percentage of net non-performing loans was 15.1% at December 31, 1999 as compared to 11.5% at December 31, 1998.

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

      NON-INTEREST INCOME. Total non-interest income decreased $25.5 million, or 56.4% from $45.2 million at December 31, 1998 to $19.7 million at December 31, 1999. This decrease was primarily due to a decrease of $25.5 million in the income attributable to gain on real estate transactions and a $1.7 million decrease in other real estate operations, net.

     NON-INTEREST EXPENSE. Non-interest expense increased $816,000, or 4.0%, from $20.5 million at December 31, 1998 to $21.3 million at December 31, 1999, primarily due to an increase in other operating expenses of $779,000 during the twelve month period ended December 31, 1999.

     INCOME TAXES. Income taxes decreased $2.8 million during the twelve month period ending December 31, 1999.

COMPARISON OF OPERATING RESULTS FOR THE YEAR ENDED DECEMBER 31, 1998 AND YEAR ENDED DECEMBER 31, 1997

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

      NET INTEREST INCOME. Net interest income decreased $9.2 million, or 9.1%, from $101.3 million at December 31, 1997 to $92.1 million at December 31, 1998, primarily due to a $127.6 million or 11.2% decline in the average balance of interest-earning assets. The net interest spread, however, increased slightly to 8.8% for the year ended December 31, 1998 from 8.7% for the year ended December 31, 1997.

      INTEREST INCOME. Interest income decreased $19.2 million, or 11.4%, from $169.2 million at December 31, 1997 to $57.8 million at December 31, 1998. Interest on loans, including fees, decreased $18.0 million primarily due to the decrease in the average balance of loans receivable. Interest on investment securities decreased $1.2 million and purchased discount accretion remained virtually unchanged.

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

      PROVISION FOR LOAN LOSSES. The provision for loan losses is determined by management as an amount sufficient to maintain the allowance for loan losses at a level considered adequate to absorb future losses inherent in the loan portfolio in accordance with generally accepted accounting principles. The provision for loan losses increased $2.2 million, or 63.6% for the year ended December 31, 1998 primarily as a result of an increase in net loans receivable during this period.

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

     The primary investing activity of the Company is the purchase of discounted loans from the HUD and FDIC through the sealed bid process or auctions and other private sector sellers. During the years ended December 31, 1999, 1998 and 1997, the Company purchased $315.4 million, $387.9 million and $130.4 million of net loans, respectively.

Loan originations for the years ended December 31, 1999, 1998 and 1997 were $82.9 million, $85.4 million and $76.6 million, respectively.

     The Company's primary financing activity is the attraction of deposits. During the years ended December 31, 1999, 1998 and 1997, the Company experienced a net increase (decrease) in deposits of $(12.3) million, $4.1 million and $(42.0) million, respectively. The Company also utilizes FHLB advances to fund the Bank's discounted loan purchases. During the years ended December 31, 1999, 1998 and 1997, the Company's net financing activity (proceeds less repayments) with the FHLB totaled $111.0 million, $(30.0) million and $(36.0) million, respectively. The Company had other borrowings of $51.5 million at December 31, 1999, including $44.3 million of Senior Notes.

      The Company has the ability to borrow additional funds from the FHLB of Dallas by pledging additional assets as collateral, subject to certain restrictions. At December 31, 1999, the Company had an undrawn advance arrangement with the FHLB for $95.7 million.

     The Bank is required to maintain minimum levels of liquid assets as defined by the Texas Department. A Texas savings bank is required to maintain liquidity in an amount not less than 10% of its average daily deposits for the most recently completed calendar quarter in cash or readily marketable securities. At December 31, 1999, the Bank's liquidity ratio was 17.14%.

      The Company's most liquid asset is cash and cash equivalents. The level of cash and cash equivalents is dependent on the Company's operating, financing, and investing activities during any given period. At December 31, 1999, 1998 and 1997 cash and cash equivalents totaled $115.4 million, $72.1 million and $150.8 million, respectively.

      The Company anticipates that it will have sufficient funds available to meet its current commitments. At December 31, 1999, the Company had commitments to originate one loan aggregating $12.5 million. Certificates of deposits which are scheduled to mature in one year or less at December 31, 1999 totaled $795.5 million reflecting consumer preference for short-term investments in the current interest rate environment. Due to the Company's high interest rate spread, management has typically relied upon interest rate sensitive short-term deposits to fund its loan purchases. The Company believes the potential interest rate risk is acceptable in view of the Company's belief that it can maintain an acceptable net interest spread. The Company further believes that based on the levels of retention of such deposits in the recent past, that a significant portion of such deposits will remain with the Company.

      At December 31, 1999, the Bank exceeded each of its three capital requirements. The following is a summary of the Bank's regulatory capital position at December 31, 1999.


                                          At December 31, 1999
                                 ---------------------------------
                                     Required          Actual
                                 ----------------  ---------------
                                  Amount  Percent  Amount  Percent
                                 -------  -------  ------  -------
                                      (Dollars in Thousands)
Leverage capital...............  $71,365   5.00%  $212,478   14.89%
Tier 1 risk-based capital......   62,518   6.00%   212,478   20.39
Total risk-based capital.......  104,196  10.00%   224,822   21.58


      Due to the amount of dividends to stockholders expected to be declared by the Board of Director's in 2000, the Company anticipates that the Bank's regulatory capital ratios will be reduced if the Bank were to experience significant growth. It is the Company's intention that any such dividends would be limited to ensure that the Bank maintains its capital ratios in excess of the ratios necessary to be classified as a "well capitalized institution" as defined in FDIC regulations. See Item 1. Business - Regulation - Insurance of Accounts and Regulation by the FDIC."

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

RATIOS OF EARNINGS TO FIXED CHARGES

      The Company's consolidated ratios of earnings to fixed charges for the year ended December 31, 1999 are set forth below. Earnings used in computing the ratios shown consist of earnings from continuing operations before taxes and interest expenses. Fixed charges, excluding interest of deposits, represent interest expense on borrowings. Fixed charges, including interest on deposits, represent all of the foregoing items plus interest on deposits. Interest expense (other than on deposits) includes interest on FHLB of Dallas borrowings, the Senior Notes and other borrowed funds.


                                     For the Year
                                        Ended
                                  December 31, 1999
                                  -----------------
Excluding interest on deposits.          9.8:1

Including interest on deposits.          1.9:1



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

      Management monitors the Bank's interest rate risk as one component of its business risk. The Bank has an Investment Committee consisting of the Chairman of the Board, the President and three outside Directors. The Bank's Chief Executive Officer, and Senior Vice President/Compliance also attend all Investment Committee meetings. This committee meets at least quarterly to review the Bank's interest rate risk position and profitability and to make recommendations for adjustments to the Bank's Board of Directors. This committee also reviews the Bank's portfolio, formulates investment strategies and oversees the timing and implementation of transactions to assure attainment of the Board's objectives in the most effective manner. In addition, the Committee reviews on a quarterly basis the Bank's asset/liability position, including the sensitivity of the market value of portfolio equity based on various interest rate scenarios.

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

      As indicated in the table below, at December 31, 1999, the Bank's interest-bearing liabilities repricing in one year or less exceeded interest-earning assets maturing during the same period by $306.0 million, resulting in a one-year negative gap equal to 24.74% of its interest-earning assets at that date. Despite the Bank's negative gap position, management believes that the Bank's interest rate risk is acceptable given its high yield on earning assets. This high yield is a direct result of (i) purchasing performing loans at a discount, (ii) prepayments of loans in full that have been purchased at a discount and (iii) successfully resolving non-performing loans so that they are performing and thus begin to amortize the discount as the loans are paid down.

      The following table sets forth the interest rate sensitivity of the Bank's net assets and liabilities at December 31, 1999 on the basis of the following assumptions. It is assumed that adjustable-rate assets and liabilities would reprice at their earliest repricing date and fixed-rate assets and liabilities would reprice on their contractual maturity date. Money market deposit accounts ("MMDA's") and savings deposits are assumed to reprice in accordance with FIDICIA Section 305 guidelines, as follows: Fifteen percent of MMDA's are assumed to reprice in 0-3 months, 45% in 3-12 months and 40% in 1-3 years; savings deposits are assumed to reprice at 5% in 0-3 months, 15% in 3-12 months, 40% in 1-3 years and 40% in 3-5 years. All prepayment assumptions are based on the Bank's historical experience while liability repricing assumptions are based on industry averages used for the purpose of assessing interest rate sensitivity, which the Company believes does not differ materially from its historical experience. Balances in all instruments are kept stable with the assumption that runoff is reinvested in the same instrument. Nonaccrual loans are not reflected below.

                                                                MATURING OR REPRICING
                                      -------------------------------------------------------------------------
                                                     Over 1       Over 2       Over 3      Over 5
                                        1 Year       Year to     Years to     Years to    Years to    Over 10
                                        or Less     Two Years   Three Years    5 Year     10 Years     Years        Total
                                      ---------------------------------------------------------------------------------------
                                                                      (Dollars in Thousands)
Fixed rate one- to four-family,
 commercial real estate and
 construction loans..................    $406,977     $   1,548    $  26,606  $    5,642  $      372  $     184    $  441,329
Adjustable rate one- to four-
 family, commercial real estate
 and construction loans..............      47,216        50,305       50,073     130,890     116,815    151,500       546,799
Commercial business loans............      15,805           343           75         512       1,343        742        18,820
Consumer loans.......................      17,982         2,093        2,642       5,063       3,425      4,267        35,472
Interest-earning deposits............     114,670           ---          ---         ---         ---        ---       114,670
FHLB Stock...........................       9,670           ---          ---         ---         ---        ---         9,670
Securities available for sale and                                        ---
  other investments..................      70,080           ---                      ---         ---        ---        70,080
                                        ---------     ---------    ---------    --------    --------  ---------     ---------
     Total interest-earning assets...     682,400        54,289       79,396     142,107     121,955    156,693     1,236,840
                                        ---------     ---------    ---------    --------    --------  ---------     ---------
Money market accounts................      99,185        33,062       33,061         ---         ---        ---       165,308
Commercial demand....................      11,580           ---          ---         ---         ---        ---        11,580
Savings deposits.....................       1,885         1,885        1,885       3,769         ---        ---         9,424
Certificate accounts.................     639,463       163,192        3,015       1,307         ---        ---       806,977
Subordinated debt, net...............      44,336           ---          ---         ---         ---        ---        44,336
FHLB advances........................     191,000           ---          ---         ---         ---        ---       191,000
Other borrowings.....................         901         5,674          ---         ---         ---        697         7,272
                                        ---------     ---------    ---------    --------    --------  ---------     ---------
 Total interest-bearing liabilities..     988,350       203,813       37,961       5,076         ---        697     1,235,897
                                        ---------     ---------    ---------    --------    --------  ---------     ---------
Interest-earning assets less
 interest-bearing liabilities........   ($305,950)    ($149,524)   $  41,435    $137,031    $121,955  $ 155,996     $     943
                                        =========     =========    =========    ========    ========  =========     =========
Cumulative interest-rate
 sensitivity gap.....................   ($305,950)    ($455,474)   $(414,039)  $(277,008)  $(155,053) $     943     $     943
                                        =========     =========    =========   =========   =========  =========     =========
Cumulative interest-rate gap
 as a percentage of total assets
 at December 31, 1999................      (21.40)%      (31.85)%     (28.96)%    (19.37)%    (10.84)%     0.07%         0.07%
                                        =========     =========    =========   =========   =========  =========     =========
Cumulative interest-rate gap as
 a percentage of interest-earning
 assets at December 31, 1999.........      (24.74)%      (36.83)%     (33.48)%    (22.40)%    (12.54)%     0.08%         0.08%
                                        =========     =========    =========   =========   =========  =========     =========

Cumulative interest-rate gap as a
 percentage of interest-bearing
 liabilities at December 31, 1999....      (24.76)%      (36.85)%     (33.50)%    (22.41)%    (12.55)%     0.08%         0.08%
                                        =========     =========    =========   =========   =========  =========     =========

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

      The table below sets forth, as of December 31, 1999, the estimated changes in (i) the Bank's market value of portfolio equity ("MVPE") (I.E., the present value of expected cash flows from assets, liabilities and off-balance sheet contracts) and (ii) the Bank's net interest income on December 31, 1999, presented on an annualized basis which would result from the designated instantaneous changes in the U.S. Treasury yield curve. Yields used in the table to compute Net Interest Income and MVPE reflect actual effective yields for the quarter ended December 31, 1999, annualized.


                       Percentage Change in:
                 -----------------------------------------
                 Net Interest Income         MVPE                       Change     Change               Dollar     Percent
  Change in      --------------------  -------------------    Net       in Net     in Net               Change     Change
Interest Rates     Board    Projected   Board   Projected  Interest    Interest   Interest                in          in
(Basis Points)   Limit%(1)   Change%   Limit%(1) Change %   Income      Income    Income %    MVPE       MVPE        MVPE
--------------   ---------  ---------  --------  --------- -------     --------  ---------    ----      ------     -------
                                                  (Dollars in Thousands)
        +400        (75)       (8.0)    (75)      (26.6)    91,625       (8,020)     (8.0)  155,403    (56,260)      (26.6)
        +300        (50)       (6.0)    (50)      (20.6)    93,651       (5,994)     (6.0)  167,979    (43,684)      (20.6)
        +200        (35)       (4.0)    (35)      (14.3)    95,670       (3,975)     (4.0)  181,493    (30,170)      (14.3)
        +100        (25)       (2.0)    (25)       (7.4)    97,683       (1,962)     (2.0)  196,025    (15,638)       (7.4)
           0          0         0         0         0       99,645            0       0     211,663          0         0
        -100        (25)        2.0     (25)        8.0    101,600        1,955       2.0   228,580     16,917         8.0
        -200        (35)        3.8     (35)       14.5    103,422        3,777       3.8   242,331     30,668        14.5
        -300        (55)        5.4     (50)       19.9    104,977        5,332       5.4   253,753     42,090        19.9
        -400        (75)        6.5     (75)       23.2    106,088        6,443       6.5   260,839     49,176        23.2

--------------
(1) Reflects the limits established by the Board of Directors.

      As indicated in the table above, management has structured its assets and liabilities to increase net interest margin rather than minimize its exposure to interest rate risk. As a result, the changes in the Bank's MVPE reflected above exceed industry averages. In the event of a 400 basis point change in interest rates, the Bank would experience a 23.2% increase in MVPE and a 6.5% increase in net interest income in a declining rate environment and a 26.6% decrease in MVPE and a 8.0% decrease in net interest income in a rising rate environment. The Bank's asset and liability structure results in a decrease in MVPE in a rising interest rate environment and an increase in MVPE in a declining interest rate scenario. During periods of rising rates, the value of monetary assets and monetary liabilities decline. Conversely, during periods of falling rates, the value of monetary assets and liabilities increase. However, the amount of change in value of specific assets and liabilities due to changes in rates is not the same in a rising rate environment as in a falling rate environment (I.E., the amount of value increase under a specific rate decline may not equal the amount of value decrease under an identical upward rate movement). The decrease in MVPE in a rising interest rate environment is the result of management's use of relatively short-term liabilities to fund its purchases of loans with substantially longer terms to maturities. While this results in a decrease in MVPE during a rising rate environment and an increase in MVPE in a falling rate environment, management believes that the level of the Bank's net interest spread enables the Bank to incur this additional interest rate risk.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION


                  BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                      PAGE

Report of Independent Certified Public Accountants......................   49

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 1999 and 1998............   51

Consolidated  Statements of Income for the years ended
 December 31, 1999, 1998 and 1997.......................................   52

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 1999, 1998 and 1997........................................   53

Consolidated  Statements of Cash Flows for the years ended
 December 31, 1999, 1998 and 1997.......................................   54

Notes to Consolidated Financial Statements..............................   56

                        CONSOLIDATED FINANCIAL STATEMENTS
                            AND REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

                         BEAL FINANCIAL CORPORATION AND
                                  SUBSIDIARIES

                           December 31, 1999 and 1998

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





Board of Directors
Beal Financial Corporation


We have audited the accompanying consolidated balance sheets of Beal Financial Corporation and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beal Financial Corporation and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.





Dallas, Texas
February 4, 2000

                 BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)


                                                                DECEMBER 31,
                                                          ---------------------
                                                             1999        1998
                                                          ---------   ---------
ASSETS
   Cash                                                   $    746     $ 5,540
   Interest-bearing deposits with Federal Home Loan Bank   114,670      66,599
                                                           -------     -------
            Cash and cash equivalents                      115,416      72,139

   Accrued interest receivable                              12,879      12,983
   Securities - available for sale                          70,080      89,581
   Loans receivable, net                                 1,116,409   1,045,546
   Federal Home Loan Bank stock                              9,670       9,877
   Real estate held for investment or sale                  93,166     106,353
   Premises and equipment, net                               5,520       5,699
   Other assets                                              6,766      11,296
                                                           -------     -------
                                                        $1,429,906  $1,353,474
                                                        ==========  ==========

LIABILITIES
   Deposit accounts                                      $ 993,289  $1,005,617
   Federal Home Loan Bank advances                         191,000      80,000
   Senior notes, net                                        44,336      57,295
   Other borrowings                                          7,272       7,083
   Other liabilities                                        13,847      12,253
                                                           -------     -------

            Total liabilities                            1,249,744   1,162,248

COMMITMENTS AND CONTINGENCIES                                   -           -

STOCKHOLDERS' EQUITY
   Common stock, $1 par value per share; authorized, 375
     shares; issued and outstanding, 300 shares                300         300
   Additional paid-in capital                                2,740       2,740
   Accumulated other comprehensive income (loss)              (443)      3,909
   Retained earnings                                       237,565     184,277
   Stockholder note receivable                             (60,000)         -
                                                           -------     -------
            Total stockholders' equity                     180,162     191,226
                                                          --------    --------
                                                        $1,429,906  $1,353,474
                                       51
       The accompanying notes are an integral part of these statements.

                 BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except share data)




                                                        Year ended
                                                        December 31,
                                                 1999        1998        1997
                                                ------      ------      ------

Interest income:
   Loans, including fees and purchase
     discount accretion                       $162,641    $139,456    $157,458
   Investment securities                         9,358      10,510      11,723
                                                ------     -------     -------
       Total interest income                   171,999     149,966     169,181

Interest expense:
   Deposits                                     50,652      47,093      57,980
   Federal Home Loan Bank advances
     and other borrowings                        3,909       2,647       1,890
   Senior notes                                  7,934       8,077       7,986
                                                ------      ------      ------
       Total interest expense                   62,495      57,817      67,856
                                               -------     -------     -------

       Net interest income                     109,504      92,149     101,325

Provision for loan losses                        3,821       5,577       3,410
                                                ------      ------      ------
       Net interest income after provision
           for loan losses                     105,683      86,572      97,915

Noninterest income:
   Gains on real estate transactions            13,618      39,155      13,708
   Other real estate operations, net             3,805       5,466       2,486
   Gain on sales of loans                            8          -          550
   Other operating income                        2,298         589         527
                                                ------        ----        ----
       Total noninterest income                 19,729      45,210      17,271

Noninterest expense:
   Salaries and employee benefits                8,230       8,083       8,318
   Occupancy and equipment                       1,993       2,185       2,392
   SAIF deposit insurance premium                  691         609         676
   Other operating expense                      10,415       9,636      10,758
                                               -------      ------     -------
       Total non-interest expenses              21,329      20,513      22,144
                                               -------     -------     -------

       Income before income taxes              104,083     111,269      93,042

Income taxes                                     3,230       6,049       6,408
                                                ------      ------      ------
       NET INCOME                             $100,853    $105,220    $ 86,634
                                               =======     =======     =======

Basic income per common share                  $336.18     $350.73     $288.78
                                                ======      ======      ======
Weighted average number of common
   shares outstanding                              300         300         300
                                                  ====        ====        ====
                                       52
       The accompanying notes are an integral part of these statements.

        The accompanying notes are an integral part of this statement.

                 BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (In thousands)


                                                               Accumulated
                                     Common Stock  Additional    other                 Stockholder
                                  ----------------  paid-in  comprehensive   Retained     note
                                   Shares   Amount  Capital  Income (Loss)   Earnings  Receivable     Total
                                  -------  -------  -------  -------------  ---------- ----------- ---------

Balances at January 1, 1997          300     $300    $2,740        $ 709      $113,048        $ -   $116,797
  Comprehensive income:
   Net income                         -        -         -            -         86,634          -     86,634
   Unrealized gain on securities
     available for sale, net of
     tax effects                      -        -         -         3,013            -           -      3,013
                                                                                                      ------
       Total comprehensive income                                                                     89,647
                                                                                                     -------

  Dividends declared                  -        -         -            -        (45,626)         -    (45,626)
                                     ---      ---       ---       ------       -------         ---   -------

Balances at December 31, 1997        300      300     2,740        3,722       154,056          -    160,818
  Comprehensive income:
   Net income                         -        -         -            -        105,220          -    105,220
   Unrealized gain on securities
     available for sale, net of
     tax effects                      -        -         -           187            -           -        187
                                                                                                        ----
       Total comprehensive income                                                                    105,407
                                                                                                     -------

  Dividends declared                  -        -         -            -        (74,999)         -    (74,999)
                                     ---      ---       ---       ------       -------         ---   -------

Balances at December 31, 1998        300      300     2,740        3,909       184,277          -    191,226
  Comprehensive income:
   Net income                         -        -         -            -        100,853          -    100,853
   Unrealized loss on securities
     available for sale               -        -         -        (4,352)           -           -     (4,352)
                                                                                                     -------
       Total comprehensive income                                                                     96,501
                                                                                                     -------

  Funding of stockholder note
   receivable                         -        -         -           -              -      (60,000)  (60,000)

  Dividends declared                  -        -         -           -        (47,565)         -     (47,565)
                                     ---      ---       ---       ------     --------      -------   -------

Balances at December 31, 1999        300     $300    $2,740       $ (443)     $237,565    $(60,000) $180,162
                                     ===      ===     =====        =====       =======     =======   =======

                                       53
       The accompanying notes are an integral part of these statements.

                 BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)



                                                         Year ended
                                                         December 31,
                                               -------------------------------
                                                 1999        1998        1997
                                               -------      ------      ------

Operating activities
   Net income                                 $100,853   $ 105,220    $ 86,634
   Adjustments to reconcile net income
     to net cash provided by
     operating activities
       Depreciation and amortization             1,926       2,014       2,468
       Accretion of purchase discount          (36,547)    (44,633)    (44,673)
       Provision for loan losses                 3,821       5,577       3,410
       Amortization of bond discount
         and underwriting costs                    849         746         654
       Gains on real estate transactions       (13,618)    (39,155)    (13,708)
       Gain on sales of loans                       (8)         -         (550)
       Loss on sales of premises and
         equipment                                  -          189           7
   Changes in operating assets and liabilities
     Accrued interest receivable                (1,469)       (738)     (1,361)
     Prepaid expenses and other assets           2,104        (606)       (334)
     Other liabilities and accrued expenses      1,137      (6,154)      2,225
                                               -------     -------     -------
         Net cash provided by
              operating activities              59,048      22,460      34,772
                                               -------     -------     -------

Investing activities
   Proceeds from sales of loans                    378          -           26
   Proceeds from:
     Maturities of securities available
      for sale                                  15,648      22,363      15,306
     Sales of real estate                       34,903     112,222      34,929
     Sale of Federal Home Loan Bank stock        2,596       4,181          -
   Purchases of:
     Loans and bid deposits on loan purchases (315,406)   (387,858)   (130,418)
     Federal Home Loan Bank stock               (2,389)     (3,855)       (585)
     Real estate held for investment or sale    (4,346)     (3,541)    (17,395)
     Premises and equipment, net                  (670)       (404)       (443)
   Loan originations and advances, less loan
     collections                               275,299     269,697     266,850
   Origination of shareholder note receivable  (60,000)          -           -
                                               -------     -------     -------
         Net cash provided by
             investing activities              (53,987)     12,805     168,270
                                              --------     -------     -------

       The accompanying notes are an integral part of these statements.

                BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                                (In thousands)






                                                         December 31,
                                                ------------------------------
                                                 1999        1998        1997
                                                ------      ------      ------

Financing activities
   Net increase (decrease) in deposit
    accounts                                 $ (12,328)    $ 4,141   $ (41,958)
   Proceeds from long-term debt                    521          -          162
   Repayments of long-term debt                   (332)       (516)     (7,311)
   (Repayments) advances from the Federal
     Home Loan Bank                            111,000     (30,000)    (36,000)
   Prepayment of senior notes                  (13,080)         -           -
   Cash dividend paid                          (47,565)    (87,600)    (33,026)
                                              --------    --------    --------

       Net cash used in
           financing activities                 38,216    (113,975)   (118,133)
                                               -------    --------    --------

       Increase (decrease) in cash and cash
           equivalents                          43,277     (78,710)     84,909

Cash and cash equivalents at beginning of
 year                                           72,139     150,849      65,940
                                               -------    --------    --------

Cash and cash equivalents at end of year      $115,416    $ 72,139   $ 150,849
                                               =======     =======    ========
Supplemental disclosure of cash flow
  information
   Cash paid during the year for
     Interest                                 $ 58,829    $ 57,124    $ 66,661
     Income taxes                              $ 4,418    $ 11,541     $ 2,215

Supplemental disclosures of noncash investing
   and financing activities
     Real estate acquired in foreclosure
       or in settlement of loans              $ 18,964    $ 17,813    $ 89,850

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

   A summary of the significant accounting policies of the Corporation applied in the preparation of the accompanying consolidated financial statements follows. The accounting principles followed by the Corporation and the methods of applying them are in conformity with both accounting principles generally accepted in the United States and prevailing practices of the banking industry.

   BASIS OF PRESENTATION: The accompanying consolidated financial statements include the accounts of the Corporation, its subsidiaries including the Bank and subsidiaries of the Bank, and partnerships in which subsidiaries are the 1% general and 98% limited partner. All significant intercompany transactions and balances are eliminated.

   USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS: In preparing financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

   Effective January 1, 1999, Beal Affordable Housing, Inc. and BRE-N, Inc., elected to be taxed as S Corporations.

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

     SENIOR NOTES: Fair value for senior notes is based upon the closing market price at December 31, 1999.


NOTE B -STOCKHOLDER NOTE RECEIVABLE

   On January 19, 1999, Beal Financial Corporation funded a $60,000 note to the majority stockholder of the Company. The note bears interest at 10.5%. Quarterly interest payments are required with the principal due at December 30, 2001. The note is collateralized by stock in the Company and is presented in the balance sheet as a deduction from stockholders' equity.

                  BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (In thousands)

NOTE C - LOANS RECEIVABLE

   A substantial portion of the Corporation's loan portfolio consists of first mortgage loans in Texas, California, Florida and Illinois. A borrower's ability to pay in full is dependent, in some respects, upon the general economic condition of the geographic location of the underlying collateral. Loans receivable consisted of the following:

                                                                 December 31,
                                                            --------------------
                                                               1999       1998
                                                            --------    --------
     Real estate loans
       One-to-four family first liens                      $ 477,847  $  490,717
       Multifamily                                           264,590     270,337
       Commercial                                            299,224     236,252
       Construction, development, and land                   209,504     142,108
                                                            --------    --------

            Total real estate loans                        1,251,165   1,139,414

     Other loans
       Consumer loans
          Automobiles                                         14,331      31,878
          One-to-four family junior liens                     31,243      47,992
          Timeshares                                           1,832       2,432
          Other                                                2,598       3,121
                                                              ------      ------

             Total consumer loans                             50,004      85,423

       Commercial business loans                              28,224      35,537
                                                             -------     -------

              Total other loans                               78,228     120,960
                                                             -------    --------

               Total loans                                 1,329,393   1,260,374

     Less:
       Loans in process                                      (46,555)     (7,493)
       Deferred fees and discounts                          (154,085)   (193,468)
       Allowance for loan losses                             (12,344)    (13,867)
                                                            --------    --------

               Total loans receivable,  net               $1,116,409  $1,045,546

     The amount of loans being serviced by the Corporation for others was approximately $26,177 and $33,861 at December 31, 1999 and 1998, respectively.

                  BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (In thousands)

NOTE C - LOANS RECEIVABLE - Continued

   Transactions in the allowance for loan losses were as follows:

                                                                 Year ended
                                                                December 31,
                                                           --------------------
                                                             1999        1998
                                                           --------    --------
     Balance at beginning of year                          $13,867     $11,912
       Provision for loan losses                             3,821       5,577
       Charge-offs                                          (7,580)     (3,990)
       Recoveries                                            2,236         368
                                                            ------        ----
     Balance at end of year                                $12,344     $13,867
                                                            ======      ======

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

   At December 31, 1999 and 1998, all significant impaired loans have been determined to be collateral dependent and have been measured utilizing the fair value of the collateral.

   The Corporation's recorded investment in impaired loans and the related valuation allowance are as follows:

                                         December 31, 1999   December 31, 1998
                                      --------------------  -------------------
                                       Recorded  Valuation   Recorded  Valuation
                                      Investment Allowance  Investment Allowance
                                      ---------- ---------  ---------- ---------

     Impaired loans - valuation
      allowance required               $ 3,422    $1,413    $ 5,503      $2,545
     Impaired loans - no valuation
      allowance                         59,202         -     87,044           -
                                        ------    ------    -------      ------
     Total impaired loans              $62,624    $1,413    $92,547      $2,545
                                        ======    ======    =======      ======

                  BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (In thousands)


NOTE C - LOANS RECEIVABLE - Continued

   The valuation allowance for impaired loans is included in the allowance for loan losses.

   The average recorded investment in impaired loans for the years ended December 31, 1999 and 1998, was $74,892 and $91,037, respectively. Interest income on impaired loans for the years ended December 31, 1999 and 1998, was $2,126 and $7,300, respectively. Interest income foregone under the original terms of impaired loans for the years ended December 31, 1999 and 1998, was $10,559 and $7,500, respectively.


NOTE D - REAL ESTATE HELD FOR INVESTMENT OR SALE

                                                                December 31,
                                                             ------------------
                                                               1999     1998
                                                             ------------------

     Real estate held for development and rental             $51,674  $ 54,642
     Real estate held for sale                                43,074    53,223
                                                             -------  --------
                                                              94,748   107,865
          Less accumulated depreciation                       (1,582)   (1,512)
                                                             -------  --------
                Total real estate held for investment
                 or sale                                     $93,166  $106,353
                                                             =======  ========

   Income from real estate development and rental activities which has not been significant is included in other income in the statement of income. Real estate held for sale was acquired by foreclosure or by deed in lieu of foreclosure.

                  BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (In thousands)


NOTE E - SECURITIES AVAILABLE FOR SALE

                                                      Gross     Gross
                                        Amortized  unrealized unrealized  Fair
                                           cost       gains    losses     value
                                       ----------  ---------- ---------- ------
     Mortgage-backed securities:
       December 31, 1999                   $70,523     $ -       $443  $70,080
       December 31, 1998                    85,672    3,909        -    89,581

   The mortgage-backed securities at December 31, 1999 are scheduled to mature in 2025 and 2026.


NOTE F - DEPOSITS

                                                       December 31,
                                                  1999                1998
                                           ----------------    ---------------
                                            Amount Percent      Amount Percent
                                           ------- --------    ------- -------
   Noninterest-bearing demand deposits     $ 11,579    1.2%    $ 12,667    1.3%
   Statement savings deposits (4.8% at
     December 31, 1999)                       9,424     .9        3,118     .3
   Money market demand deposit accounts
     (5.1% at December 31, 1999)            165,308   16.6      180,154   17.9
                                            -------   ----     --------  -----
                                            186,311   18.7      195,939   19.5

   Certificates of deposit
     4.01% to 4.50%                              -      -         2,702     .3
     4.51% to 5.00%                         269,045   27.1      367,685   36.5
     5.01% to 5.50%                         175,724   17.7      222,985   22.2
     5.51% to 6.00%                         260,075   26.2      203,630   20.2
     6.01% to 6.50%                          97,636    9.8        2,489     .3
     6.51% to 7.00%                             660     .1        1,124     .1
     7.01% to 7.50%                           3,838     .4        9,063     .9
                                             ------    ---       ------    ---

     Total certificates of deposit          806,978   81.3      809,678   80.5
                                            -------  -----     --------  -----
     Total deposits                        $993,289  100.0%  $1,005,617  100.0%
                                            =======  =====    =========  =====

                  BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (In thousands)


NOTE F - DEPOSITS - Continued

   The aggregate amount of deposits with a minimum denomination of $100 or more was approximately $381,716 and $309,000 at December 31, 1999 and 1998.

   At December 31, 1999, the scheduled maturities of certificates of deposit were as follows:

                 DECEMBER 31,

                   2000                             $794,516
                   2001                                9,870
                   2002                                1,284
                   2003                                  768
                   2004                                  540
                                                    --------
                                                    $806,978
                                                    ========

   Interest expense on deposits consists of the following:

                                                           Year ended
                                                          December 31,
                                               --------------------------------
                                                   1999     1998         1997
                                               ----------  --------   ---------
     Savings deposits                          $ 8,249     $ 8,323     $ 9,025
     Certificates of deposit                    42,403      38,770      48,955
                                                ------      ------      ------
                                               $50,652     $47,093     $57,980
                                                ======      ======      ======

NOTE G - FEDERAL HOME LOAN BANK ADVANCES

   Pursuant to collateral agreements with the Federal Home Loan Bank (FHLB), advances are collateralized by all stock in the FHLB, certain premises and qualifying first mortgage loans, with a total collateral value of approximately $330,000 at December 31, 1999. The FHLB advances of $191,000 at December 31, 1999 bears interest at 5.8% per annum and mature in January, 2000.


NOTE H - SENIOR NOTES

   On August 9, 1995, the Company issued $57,500 of 12.75% Senior Notes due on August 15, 2000 at a discount of $500 which is being accreted over the life of the notes. Interest is payable semi-annually on February 15 and August 15 of each year. The Senior Notes are redeemable, in whole or in part, at the option of the Company. During 1999, senior notes in the amount of $13,080 were redeemed by the Company. Outstanding principal balance at December 31, 1999 is $44,420.

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

   Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk based and tier I capital to risk-weighted assets, and of leverage capital to total assets. Management believes, as of December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

   Texas savings banks, including the Bank, are required to maintain a daily balance of liquid assets at least equal to 10% of the average daily balance of deposits for the preceding quarter. At December 31, 1999 and 1998, the Bank's liquidity ratio was 17.14% and 17.97%, respectively.

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

                                                                          To be well
                                                                       capitalized under
                                                      For capital      prompt corrective
                                       Actual       adequacy purposes  action provisions
                                 -----------------  -----------------  -----------------
                                   Amount   Ratio     Amount   Ratio     Amount  Ratio
                                 --------  -------  --------  ------    ------- ------
     December 31, 1999
       Total risk based capital   224,822   21.58%   83,537    >8%     104,196    >10%
       Tier I risk based capital  212,478   20.39%   41,679    >4%      62,518    > 6%
       Leverage capital           212,478   14.89%   57,092    >4%      71,365    > 5%

     December 31, 1998
       Total risk based capital   184,261   18.56%   79,420    >8%      99,275    >10%
       Tier I risk based capital  171,834   17.31%   39,710    >4%      59,565    > 6%
       Leverage capital           171,834   12.80%   53,703    >4%      67,133    > 5%


                  BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (In thousands)


NOTE J - INCOME TAXES

                                                      Year ended December 31,
                                                ------------------------------
                                                 1999        1998        1997
                                                ------      ------      ------
     Federal
       Current                                  $1,584      $3,682      $3,249
       Deferred                                     -           -           -
                                                ------      ------      ------
                                                 1,584       3,682       3,249
     State                                       1,646       2,367       3,159
                                                ------      ------      ------
                                                $3,230      $6,049      $6,408
                                                ======      ======      ======

   On March 13, 1997, the Company filed an application with the Internal Revenue Service to elect S Corporation status for federal income tax purposes effective January 1, 1997. This election covered all subsidiaries of the Company except Beal Affordable Housing, Inc., and BRE-N, Inc.

   As a result of the aforementioned application, beginning January 1, 1997, the Company and all of its subsidiaries electing S Corporations status will no longer pay federal income taxes, except for the federal taxes related to the recognition of built-in gains which existed at January 1, 1997. At January 1, 1997, the Corporation had net unrealized built-in gains of approximately $80,000 which may potentially be recognized during the ten-year recognition period beginning on January 1, 1997. For the years ended December 31, 1999, 1998, and 1997 the Corporation recorded federal tax expense of $1,300, $2,400, and $3,249, respectively, related to the recognition of built-in gains. Except as discussed above, beginning January 1, 1997, the liability for federal income taxes on income of the Corporation is the responsibility of its stockholders.


NOTE K - OTHER OPERATING EXPENSE

                                                    Year ended December 31,
                                                -------------------------------
                                                    1999      1998        1997
                                                ---------   -------      ------

     Advertising and promotion                  $  301       $ 266       $ 248
     Office supplies and expense                   233         175         250
     Legal and professional                      4,459       5,849       6,448
     Expenses related to loan purchases            562         262         630
     Loan servicing fees                         4,114       2,076       2,376
     Other                                         746       1,008         806
                                                  ----       -----        ----
                                               $10,415      $9,636     $10,758
                                                ======       =====      ======

                  BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (In thousands)


NOTE L - COMMITMENTS AND CONTINGENCIES

   The Corporation's financial statements do not reflect various commitments to extend credit or commitments to purchase loans which arise in the normal course of business and which involve elements of credit risk, interest rate risk or liquidity risk. At December 31, 1999, there were commitments to purchase loans of $59,055. Unfunded commitments to extend credit were $1,557.

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


NOTE M - COMPREHENSIVE INCOME

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

   The components of other comprehensive income and related tax effects are as follows:

                                                      Year ended December 31,
                                                --------------------------------
                                                    1999      1998        1997
                                                ---------  ---------    --------

     Unrealized holding gains (losses) on
       available-for-sale securities           $(4,356)       $187      $2,632

     Tax effect                                     -           -          381
                                                   ---         ---         ---
                                               -------        ----      ------
     Net-of-tax amount                         $(4,356)       $187      $3,013
                                               =======        ====      ======

                  BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (In thousands)


NOTE N - FAIR VALUE OF FINANCIAL INSTRUMENTS

                                    December 31, 1999       December 31, 1998
                                 ---------------------  ----------------------
                                 Carrying        Fair    Carrying        Fair
                                  Amount        Value     Amount         Value
                                 ---------   ---------  ---------    ---------
     Financial assets:
       Cash and cash equivalents  $115,416    $115,416    $ 72,139    $ 72,139
       Securities available for
        sale                        70,080      70,080      89,581      89,581
       Loans receivable          1,116,409   1,116,409   1,045,546   1,111,943

     Financial liabilities:
       Deposit liabilities         993,289     993,660   1,005,617   1,005,472
       Federal Home Loan Bank
        advances                   191,000     191,000      80,000      80,000
       Other borrowings              7,272       7,272       7,083       7,083
       Senior notes                 44,336      44,336      57,295      59,078


NOTE O - CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

                          Beal Financial Corporation

                                Balance Sheet

                                                                 December 31,
                                                            ------------------
                                                               1999      1998
                                                            --------  --------
     Assets
       Cash                                                 $  7,431  $ 68,553
       Investment in subsidiary                              212,038   175,744
       Loans receivable, net                                   4,455     4,455
       Real estate held for investment                           693       693
       Other assets                                            2,255     1,925
                                                            --------  --------

                                                            $226,872  $251,370
                                                            ========  ========
       Liabilities and stockholders' equity
         Senior notes                                       $ 44,336  $ 57,295
         Other liabilities                                     2,374     2,849
       Stockholder's equity:
           Common stock                                          300       300
           Additional paid-in capital                          2,740     2,740
           Retained earnings                                 237,565   184,277
           Accumulated other comprehensive income               (443)    3,909
         Stockholder note receivable                         (60,000)       -
                                                            --------  --------

         Total stockholders' equity                          180,162   191,226
                                                            --------  --------

                                                            $226,872  $251,370
                                                            ========  ========

                  BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (In thousands)


NOTE O - CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS - Continued

                             Statement of Income


                                                          December 31,
                                                ------------------------------
                                                    1999      1998      1997
                                                ---------  ---------  --------

   Income
     Equity (deficit) in undistributed
      income of subsidary                     $ 40,636   $ (31,291)    $41,771
     Dividends from subsidiary                  61,300     133,701      47,369
     Interest income                             7,290         525       5,817
     Gain on sale of real estate held
       for investment                               51      11,046          -
     Other operating income                         -           19          -
                                                   ---         ---         ---

            Total income                       109,277     114,000      94,957

   Interest expense
     Other borrowings                               -           -           36
     Senior notes                                7,934       8,077       7,986
                                                ------      ------      ------

            Total interest expense               7,934       8,077       8,022

   Noninterest expense
     Salary and employee benefits                   95          23          -
     Other operating expenses                      367         662         285
                                                  ----        ----        ----

            Total noninterest expense              462         685         285
                                                  ----        ----        ----

            Income before taxes                100,881     105,238      86,650

   Income tax expense                               28          18          16
                                                   ---         ---         ---
            Net income                        $100,853     $105,220    $86,634
                                               =======      =======     ======

                  BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (In thousands)


NOTE O - CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS - Continued

                           Statement of Cash Flows


                                                            December 31,
                                                    1999       1998        1997
                                                ---------    -------      ------
Operating activities
   Net income                                   $100,853    $105,220     $ 86,634
   Adjustments to reconcile net income to
    net cash provided by operating
    activities (Equity) deficit in
    undistributed income of subsidiary           (40,636)     31,291      (54,362)
     Gain on sales of real estate held for
      investment                                      51     (11,047)           -
     Accretion of purchase discount                    -           -       (4,820)
     Amortization of bond
      discount and underwriting costs                726         746          654
   Changes in operating assets and liabilities
     Increase (decrease) in other assets          (1,107)      2,377      (13,072)
     Increase (decrease) in other liabilities       (475)     (3,181)      15,388
                                                 -------     -------     --------
            Net cash provided by
             operating activities                 59,412     125,406       30,422

Investing activities
  Capital contributed to subsidiary                  (10)     (4,400)         (10)
  Proceeds from sales of real estate                   -      21,696            -
  Purchase of loans                                    -      (4,455)           -
   Repayment of loans                                  -           -       12,670
   Origination of shareholder note receivable    (60,000)          -            -
                                                 -------     -------     --------
            Net cash provided by (used in)
                 investing activities            (60,010)     12,841       12,660

Financing activities
   Repayments of other borrowings                      -           -       (1,774)
   Repurchase of senior notes                    (12,959)          -            -
   Cash dividends paid                           (47,565)    (87,600)     (33,026)
                                                 -------     -------     --------
          Net cash used in
           financing activities                  (60,524)    (87,600)     (34,800)
                                                 -------     -------     --------

            Net increase (decrease) in cash
             and cash equivalents                (61,122)     50,647        8,282

 Cash and cash equivalents, beginning of year     68,553      17,906        9,624
                                                 -------     -------     --------
 Cash and cash equivalents, end of year         $  7,431    $ 68,553     $ 17,906
                                                 =======     =======     ========

                  BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                        (In thousands, except share data)


NOTE P - SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED) - Continued


                                               Year Ended December 31, 1999
                                              ------------------------------
                                              1st      2nd      3rd      4th
                                             -----    -----    -----    -----
   Interest income                         $ 42,241 $ 53,953 $ 36,662 $ 39,143
   Interest expense                         (15,854) (15,514) (15,455) (15,672)
                                            -------  -------  -------  -------
       Net interest income                   26,387   38,439   21,207   23,471

   (Provision) credit for losses             (1,173)    (742)  (1,312)    (594)
   Other income                               3,714   12,102    2,140    1,773
   Other expenses                            (4,733)  (5,551)  (5,943)  (5,102)
                                           --------  -------  -------  -------

       Income before income tax              24,195   44,248   16,092   19,548

   Income tax expense                         1,594    2,210      382     (856)
                                             ------   ------     ----    -----

       Net income                          $ 22,601 $ 42,138  $15,710 $ 20,404
                                            =======  =======   ======  =======
   Income per common share                  $ 75.24 $ 140.46  $ 52.37  $ 68.01
                                             ======  =======   ======   ======

                                              Year Ended December 31, 1998
                                             -------------------------------
                                             1st       2nd      3rd      4th
                                             ---       ---      ---      ---
   Interest income                          $38,828  $39,868  $34,945  $36,325
   Interest expense                          15,511   14,304   13,007   14,995
                                             ------   ------   ------   ------

       Net interest income                   23,317   25,564   21,938   21,330

   (Provision) credit for losses             (1,373)     309     (176)  (4,337)
   Other income                               4,641   12,112   23,165    5,292
   Other expenses                            (4,709)  (5,179)  (5,048)  (5,577)
                                             ------   ------   ------   ------

       Income before income tax              21,876   32,806   39,879   16,708

   Income tax expense                         1,028    1,837      953    2,231
                                             ------   ------     ----   ------
       Net income                           $20,848  $30,969  $38,926  $14,477
                                             ======   ======   ======   ======

   Income per common share                  $ 69.49  $103.23  $129.75  $ 48.26
                                             ======   ======   ======   ======

                  BEAL FINANCIAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (In thousands)


NOTE P - SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED) - Continued

                                               Year Ended December 31, 1997
                                             --------------------------------
                                              1st      2nd      3rd      4th
                                              ---      ---      ---      ---
   Interest income                          $54,945  $37,531  $34,261  $42,444
   Interest expense                          17,555   16,929   16,327   17,045
                                             ------   ------   ------   ------

       Net interest income                   37,390   20,602   17,934   25,399

   (Provision) credit for losses               (933)     261   (1,764)    (974)
   Other income                               2,651    3,397    6,430    4,793
   Other expenses                            (4,602)  (5,625)  (6,490)  (5,427)
                                             ------   ------   ------   ------

       Income before income tax              34,506   18,635   16,110   23,791

   Income tax expense                         1,203      961      999    3,245
                                             ------     ----     ----   ------
       Net income                           $33,303  $17,674  $15,111  $20,546
                                             ======   ======   ======   ======

   Income per common share                  $111.01   $58.91   $50.37   $68.49
                                             ======    =====    =====    =====


NOTE Q - 401(K) PLAN

   The Corporation offers a 401(k) plan to all full time employees who have reached the age of 21 and completed three months of service. The Company matches 50% of the employees' contribution up to 6% of base salary. For the years ended December 31, 1999, 1998, and 1997 the Corporation made matching contributions of $123, $107 and $103, respectively.

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


         NAME                   POSITION WITH COMPANY
---------------------    ---------------------------------
D. Andrew Beal           Chairman of the Board and
                         President
Timothy M. Fults         Secretary
Margaret M. Curl         Vice President/Assistant
                         Secretary
James W. Lewis, Jr.      Vice President/Treasurer

BOARD OF DIRECTORS OF THE BANK

     The Board of Directors of Beal Bank is currently composed of eight members. The following table sets forth certain information with respect to the current directors of the Bank. Under the Bank's Bylaws, directors are elected annually by stockholders for terms of one year. Except as described herein, there are no arrangements or understandings between the persons named and any other person pursuant to which such director was selected.


                                                               Term of
                                                      Director  Office
     Name          Age(1)  Position(s) Held            Since   Expires
-----------------  ------  ------------------         -------- --------

D. Andrew Beal      47   Chairman of the Board          1985     2000
David C. Meek       55   Chief Executive  Officer and   1996     2000
                         Director
Gerald Hartman      62   President,  Chief  Operating
                         Officer and Director           1998     2000
Timothy M. Fults    46   Director and Secretary         1985     2000
Bernard L.          57   Director                       1991     2000
 Weinstein
Susan D. Arnold     57   Director                       1992     2000
R. Michael Eastland 54   Director                       1992     2000
David L.            41   Director                       1993     2000
 Goldstein, CPA


(1)  At December 31, 1999.

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

     MARGARET M. (MOLLY) CURL. Ms. Curl, age 45 has been the Senior Vice President of the Bank since February 1994. She is also the Bank's compliance and CRA officer, positions she has held since March 1994. Ms. Curl also holds various positions with the Bank's subsidiaries. Prior to joining the Bank in 1994, Ms. Curl was employed by Grant Thornton LLP, a national accounting firm located in Dallas, Texas, as a Senior Associate from August 1993 to February 1994 and a Senior Consulting Manager from October 1986 to August 1993. Ms. Curl was employed by the Office of the Comptroller of the Currency, the primary regulator of national banks, as Manager of the Licensing Division from 1983 to 1984, as a National Bank Examiner from 1980 to 1984 and as an Assistant National Bank Examiner from 1975 to 1980. Ms. Curl is also a certified public accountant.

     WILLIAM T. SAURENMANN. Mr. Saurenmann, age 51 is the Senior Vice President-Lending of the Bank. Prior to such time, he was a Vice President of the Bank from August 1991 to November 1994 and an independent consultant to the Bank from May 1991 through August 1991. Mr. Saurenmann is also a Vice President in virtually all of the Bank's subsidiaries. Prior to joining the Bank in 1991, he was Senior Vice President - Lending of San Jacinto Savings and Loan Association, Houston, Texas, from October 1990 to May 1991 and Vice President of Murray Federal Savings and Loan Association, Dallas, Texas, from April 1982 to October 1990.

     STEPHEN K. O'NEAL. Mr. O'Neal, age 44, has been a Vice President of Loan Administration since joining the Bank in July 1996. From 1987 to 1995, Mr. O'Neal was employed in various positions with Metropolitan Federal Bank, FSB, an $8 billion financial institution headquartered in Minneapolis, Minnesota, including Vice President and Manager of Commercial Loan Servicing and Asset Management. Prior to that Mr. O'Neal was employed with Grant Thornton LLP, a national public accounting firm located in Dallas, Texas from 1986 to 1987 as a Manager in the consulting department. Mr. O'Neal is also a certified public accountant.

     CLARK E. ENRIGHT. Mr. Enright, age 47, joined the Bank in February 1996 as the Vice President - Special Assets Department and was appointed Senior Vice President-Commercial Loans in October 1996. Prior to such time, Mr. Enright served as President and Chief Executive Officer of Kelly, Enright and
Associates,   Inc.,   a   corporation   involved   in  all  levels  of  property
administration as well as receivable management, investment and mortgage banking, venture capital and litigation support. He was Senior Vice President/Manager Special Assets Division of San Jacinto Savings Association in Houston, Texas from 1988 to 1991.

     JAMES W. LEWIS, JR. Mr. Lewis, age 56, has been the Vice President/Treasurer of the Company since October, 1998 and Vice President of Accounting/Operations and Treasurer of the Bank since February 1993. Mr. Lewis was appointed Senior Vice President-Controller in October 1996. He is also the Assistant Secretary and Treasurer of BMI, BPI and Assistant Secretary and Treasurer of various Bank subsidiaries. Prior to being appointed to his current positions, Mr. Lewis was an Executive Vice President of the Bank from December 1988 until February 1993. Mr. Lewis is also a certified public accountant.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS OF THE COMPANY AND THE BANK

     MEETINGS AND COMMITTEES OF THE COMPANY. Meetings of the Company's Board of Directors are generally held on an as needed basis. The Board of Directors met seven times during the year ended December 31, 1999. No incumbent director of the Company attended fewer than 90% of the aggregate of the total number of Board meetings and the total number of meetings held by the committees of the Board of Directors on which they served.

     The Board of Directors of the Company has a standing Audit Committee.

     The Company's Audit Committee recommends independent auditors to the full Board, reviews the results of the auditors' services, reviews with management and the internal auditor the systems of internal control and internal audit reports and assures that the books and records of the Company and the Bank are kept in accordance with applicable accounting principles and standards. The members of the Audit Committee are Directors Fults and Weinstein. During the year ended December 31, 1999, this committee met one time.

     The Bank has standing Executive, Executive Loan, Audit, Investment and Compensation Committees. Set forth below is a description of the Bank's primary committees.

      The Executive Committee is comprised of Directors Beal and Weinstein. The Committee meets when necessary in lieu of the full board of directors. Certain matters that would come under the purview of the full board are addressed by the Executive Committee in lieu of a full board meeting. This committee did not meet during the year ended December 31, 1999.

      The Executive Loan Committee was formed in December 1994 and is comprised of Directors Beal, Meek, Fults, Blanton, Weinstein and Goldstein with directors Hartman, Arnold and Eastland as alternates. The Committee meets when necessary and approves all loans or purchases in excess of $1.0 million. This Committee met 32 times during the year ended December 31, 1999.

     The Audit Committee maintains a liaison with the Bank's independent auditors and the Bank's internal auditor throughout the year and reviews the adequacy of the Bank's internal controls. The Committee is composed of Directors Eastland, Fults and Goldstein. This Committee met three times during the year ended December 31, 1999.

      The Investment Committee meets monthly to review the Bank's current or planned activities to ensure adequate liquidity, to maintain a high quality of diversified investments, and to provide collateral for pledging requirements. The Committee also acts as the Bank's asset/liability management committee and reviews the Bank's interest rate risk position and profitability on a quarterly basis and makes recommendations for adjustments in the Bank's asset liability management strategy to the full board. The Committee is comprised of Directors Beal, Hartman, Weinstein and Goldstein. This Committee met 12 times during the year ended December 31, 1999.

      The Compensation Committee is comprised of Directors Eastland, Arnold and Weinstein. The Committee meets on an as needed basis to establish the compensation of the Chief Executive Officer, approve the compensation of senior officers and the compensation and benefits paid to employees of the Bank. This Committee did not meet during the year ended December 31, 1999.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      During the year ended December 31, 1999, the Compensation Committee was comprised of non-employee Directors Eastland, Arnold and Weinstein.

COMPENSATION OF DIRECTORS

      CASH COMPENSATION. Mr. Beal receives a salary of $120,000 in his capacity as Chairman of the Board of the Company and the Bank and does not receive compensation as an officer in various Bank subsidiaries. Non-employee directors of the Company were paid fees of $500 per meeting for attendance at regular meetings of the Company's Board of Directors and $200 per committee meeting attended. Non-employee directors of the Bank were paid fees of $1,500 per meeting for attendance at regular meetings of the Bank's Board of Directors. Directors are also paid $200 for each committee meeting attended. In addition, all non-employee directors of the Bank were paid a $10,000 bonus during the year ended December 31, 1999.

ITEM 11.    EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

      The following table sets forth the compensation paid or accrued by the Company for services rendered by the Company's Chairman of the Board and President, the Chief Executive Officer of the Bank and the President/Chief Operating Officer of the Bank in 1999 (the "Named Officers").



                         SUMMARY COMPENSATION TABLE
                                           ANNUAL COMPENSATION    ALL OTHER
                                           SALARY      BONUS     COMPENSATION
 NAME AND PRINCIPAL POSITION     YEAR       ($)         ($)        ($)(1)
------------------------------ --------- ---------- ------------ -----------
D. Andrew Beal, Chairman of      1999      $120,000         $---         N/A
the Board and                    1998       120,000          ---         N/A
   President                     1997       120,000                      N/A
                                                             ---
David C. Meek, Chief             1999       200,000       88,395       6,000
Executive Officer of the         1998       200,000          ---       6,000
   Bank(2)                       1997       200,000      150,000       6,000
Gerald Hartman, President and    1999       187,500          ---       6,000
Chief Operating                  1998        33,412       12,260       1,000
Officer of the Bank(3)
William T. Saurenmann, Senior    1999       114,618       70,000       6,000
Vice President-                  1998       100,000       82,500       3,000
Lending of the Bank              1997       100,000       90,000       3,000


(1) Includes the Company's contribution to the 401(k) Plan and life insurance premiums paid.
(2) In addition to serving as Chief Executive Officer, Mr. Meek will succeed Mr. Hartman as President of the Bank.
(3) Mr. Hartman joined the Bank on October 28, 1998 and he announced his retirement effective March 31, 2000.

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

     As of the December 31, 1999 the initial loan pool is comprised of certain loans originated by the Company and its subsidiaries after January 1, 1997, aggregating approximately $146.5 million. New loan originations shall become a part of the loan pool when specifically identified in writing by both Mr. Meek and Mr. Beal and ratified by the board of directors. Loans shall be removed from the loan pool once a loan is paid in full (including any profit participation interest), an amount less than full payment is accepted as payment in full, or the underlying collateral obtained through the foreclosure or deed in lieu of foreclosure is sold.

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

BENEFITS

     GENERAL. The Bank currently maintains an employee benefit program providing, among other benefits, major medical insurance, dental benefits, disability insurance and life insurance. The Bank also maintains a 401(k) plan for the benefit of its employees. In addition, as of January 1, 1999, the Bank established a deferred bonus program.

      DEFERRED BONUS PROGRAM (THE "PROGRAM"). The program runs in conjunction with the Bank's annual cash bonus program. The program provides that each time an employee is awarded a cash bonus they will also be awarded with a deferred bonus of an equal amount. There is no actual cash contributions made to the program by the Bank until such time as the employee becomes vested. The employee becomes 100% vested on the third anniversary of the date the deferred bonus was awarded. The employee will be zero percent vested prior to the third anniversary on the date the bonus was awarded. The deferred bonus amount will earn interest as prime rate during the period it is deferred. Upon termination of employment, for any reason, the employee will forfeit permanently any deferred balance that they are not 100% vested in.

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

ITEM 12.    STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The  following  table  sets  forth  information  as of  December  31,  1999 regarding the share ownership of those persons or entities known by management to beneficially own the Company's Common Stock. Except as set forth below, no other director or executive officer owns any shares of the Company's Common Stock.


                                                     Shares
                                                  Beneficially    Percent
   Name and Address of Beneficial Owner               Owned       Of Class
-----------------------------------------------   ------------  -----------
D. Andrew Beal, Chairman of the Board and             297,000      99.0%
President of the Company and Chairman of the
Board of the Bank
Suite 902, 15770 N. Dallas Parkway
Dallas, TX  75248

Timothy M. Fults, Director and Secretary of the         3,000       1.0%
Company and Director and Secretary of the Bank
5956 Sherry Lane #800
Dallas, TX  75225


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

      All loans by the Bank to its directors and executive officers are subject to federal regulations restricting loan and other transactions with affiliated persons of the Bank. Federal regulations currently require that all loans to directors and executive officers be made on terms and conditions comparable to those for similar transactions with non-affiliates. Except as described above, at December 31, 1999, there were no loans outstanding to any director, executive officer, member of their immediate families or business interest of such individuals.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON
            FORM 8-K

     (a)(1)Financial Statements:

     The following information appearing in Part I, Item 8 of this Form 10-K is incorporated herein by reference.

     Independent Auditor's Report
     Consolidated  Statements  of  Financial  Condition at December 31, 1999 and
     1997
     Consolidated Statements of Income for the Year Ended December 31, 1999 and 1997, the Six Months Ended December 31, 1996 and the Year Ended June 30, 1996
     Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1999 and 1997, the Six Months Ended December 31, 1996 and the Year Ended June 30, 1996
     Consolidated Statements of Cash Flows for the Years Ended December 31, 1999 and 1997, the Six Months Ended December 31, 1996 and the Year Ended June 30, 1996
     Notes to Consolidated Financial Statements


     (a)(2) Financial Statement Schedules:

     All financial statement schedules have been omitted as the information is not required.

     (a)(3)Exhibits:

     See Index to Exhibits.

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BEAL FINANCIAL CORPORATION



Date: March 28, 2000                      By:   /s/ D. Andrew Beal
     --------------------                 -------------------------------
                                          D. Andrew Beal, President
                                           (DULY AUTHORIZED REPRESENTATIVE)


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ D. Andrew Beal                       /s/ James W. Lewis
-------------------------------          ---------------------------------
D. Andrew Beal, Chairman                 James W. Lewis, Vice President
                                         /Treasurer
                                         (Principal Financial Officer and
                                         Principal Accounting Officer)


Date: March 28, 2000                     Date:  March 28, 2000
     --------------------------                ---------------------------




/s/ Timothy M. Fults                     /s/ Dr. Bernard L. Weinstein
-------------------------------          ---------------------------------
Timothy M. Fults, Director               Dr. Bernard L. Weinstein, Director


Date: March 28, 2000                     Date:  March 28, 2000
     --------------------------                ---------------------------

                               INDEX TO EXHIBITS


 EXHIBIT
 NUMBER        DOCUMENT

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