Form 10-Q
period 2000-03-31
BEAL FINANCIAL CORP
filed 2000-05-15
CIK 946482

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                 -----------------------------------------------

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the quarterly period ended March 31, 2000

 OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________to____________________

                         COMMISSION FILE NUMBER 33-93312

                           BEAL FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

         Texas                                         75-2583551
--------------------------------------------------------------------------------
(State of other jurisdiction of                     (I.R.S. Employer
incorporation of organization)                    Identification Number)

Suite 300, LB 66, 15770 North Dallas Parkway, Dallas, Texas           75248
--------------------------------------------------------------------------------
         (Address of principal executive offices)                   (Zip code)

Registrant's telephone number, including area code: (972) 404-4000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     As of March 31, 2000, there were 300,000 shares of the Registrant's common stock issued and outstanding.

                           BEAL FINANCIAL CORPORATION

                                      INDEX



                                                                           PAGE
                                                                          NUMBER

PART  I.   FINANCIAL INFORMATION

           Item 1. - Financial Statements . . . . . . . . . . . . . . . . . . 1

           Item 2. - Management's Discussion and Analysis of  Financial
                       Condition and Results of Operations . . . . . . . . . .5

PART  II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . .11

           SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

BEAL FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
    (Unaudited)
(In thousands, except per share data)


                                                          March 31,    December 31,
                                                            2000          1999
                                                         ----------    ------------
ASSETS

     Cash                                                $      449     $      746
     Interest bearing deposits                               83,606        114,670
                                                         ----------     ----------

          CASH AND CASH EQUIVALENTS                          84,055        115,416

     Accrued interest receivable                             11,882         12,879
     Securities available for sale                           68,304         70,080

     Net loans receivable                                 1,135,239      1,128,753
          Less allowance for losses                         (11,547)       (12,344)
                                                         ----------     ----------
                                                          1,123,692      1,116,409

     Federal Home Loan Bank stock                            11,148          9,670
     Real estate held for investment or sale                 93,941         93,166
     Premises and equipment, net                              5,380          5,520
     Other assets                                             7,526          6,766
                                                         ----------     ----------
          TOTAL ASSETS                                   $1,405,928     $1,429,906
                                                         ==========     ==========

LIABILITIES
     Deposit accounts                                    $  939,514     $  993,289
     Federal Home Loan Bank advances                        220,000        191,000
     Senior notes, net                                       39,834         44,336
     Other borrowings                                         7,217          7,272
     Other liabilities                                       12,266         13,847
                                                         ----------     ----------
          TOTAL LIABILITIES                               1,218,831      1,249,744

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Common stock, par value $1 per share
          authorized              375
          issued and outstanding  300                           300            300
     Paid-in capital                                          2,740          2,740
     Accumulated other comprehensive income (loss)             (324)          (443)
     Retained earnings                                      244,381        237,565
                                                         ----------     ----------
                                                            247,097        240,162
     Stockholder note receivable                            (60,000)       (60,000)
                                                         ----------     ----------
          TOTAL STOCKHOLDERS' EQUITY                        187,097        180,162
                                                         ----------     ----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $1,405,928     $1,429,906
                                                         ==========     ==========


                 See notes to consolidated financial statements

BEAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
    (Unaudited)
   (In thousands, except per share data)

                                                             Three Months Ended
                                                                 March 31,
                                                            2000          1999
                                                         ----------    ------------
Interest Income:
     Loans, including fees                                $28,832        $29,946
     Purchased discount accretion                           6,534          9,673
     Investment securities                                  2,287          2,622
                                                          -------        -------
          TOTAL INTEREST INCOME                            37,653         42,241

Interest expense:
     Deposits                                              13,782         12,529
     Federal Home Loan Bank advances
      and other borrowings                                  1,947          1,290
     Senior notes                                           1,546          2,035
                                                          -------        -------

          TOTAL INTEREST EXPENSE                           17,275         15,854
                                                          -------        -------
          NET INTEREST INCOME                              20,378         26,387

Provision for loan losses                                     624          1,173
                                                          -------        -------
          NET INTEREST INCOME AFTER
           PROVISION FOR LOAN LOSSES                       19,754         25,214

Other income
     Gain on real estate transactions                         889          1,110
     Other real estate operations, net                        936          1,323
     Other operating income                                   311          1,281
                                                          -------        -------
          TOTAL NONINTEREST INCOME                          2,136          3,714

Other expense
     Salaries and employee benefits                         2,100          1,930
     Occupancy and equipment                                  584            526
     SAIF deposit insurance premium                            59            155
     Other operating expenses                               2,149          2,122
                                                          -------        -------

          TOTAL NONINTEREST EXPENSES                        4,892          4,733
                                                          -------        -------

          INCOME BEFORE INCOME TAXES                       16,998         24,195

     Income Taxes                                             182          1,594
                                                          -------        -------

          NET INCOME                                      $16,816        $22,601
                                                          =======        =======
     Income per common share                              $ 56.05        $ 75.34

     Weighted average number of common shares
      outstanding                                             300            300


                 See notes to consolidated financial statements

BEAL FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOW
    (Unaudited)
   (In thousands)

                                                                       Three Months Ended
                                                                           March 31,
                                                                   -------------------------
                                                                      2000          1999
                                                                   ----------    ------------
OPERATING ACTIVITIES
     Net income                                                     $ 16,816       $ 22,601

     Adjustments to reconcile net income to
      net cash provided by operating activities
          Depreciation and amortization                                  498            487
          Accretion of purchased discount                             (6,534)        (9,673)
          Provision for loan losses                                      624          1,173
          Amortization of bond premium and underwriting costs            231            202
          Gains on real estate transactions                             (889)        (1,110)

     Changes in operating assets and liabilities
          Accrued interest receivable                                    972           (864)
          Prepaid expenses and other assets                             (477)        (1,827)
          Accrued interest payable-bonds                              (1,488)        (1,833)
          Other liabilities and accrued expenses                         172          2,138
                                                                    --------       --------
               Net cash provided by operating activities               9,925         11,294

INVESTING ACTIVITIES
     Proceeds from:
          Loan collections, less originations and advances            22,307         69,799
          Maturities of securities available for sale                  1,992          5,326
          Sales of real estate                                         3,657          5,037
     Purchase of:
          Loans and bid deposits on loan purchases                   (26,758)      (123,211)
          Federal Home Loan Bank stock                                (1,478)          (457)
          Real estate held for investment or sale                     (1,572)          (709)
          Premises and equipment                                         (69)          (225)
                                                                    --------       --------

               Net cash used in investing activities                  (1,921)       (44,440)

FINANCING ACTIVITIES
     Net decrease in deposit accounts                                (53,775)       (34,023)
     Prepayment of senior notes                                       (4,535)             -
     Repayments of long-term debt                                        (55)          (117)
     Proceeds from advances from the Federal Home Loan Bank           29,000        124,000
     Loan to shareholder                                                   -        (60,000)
     Cash dividends paid                                             (10,000)             -
                                                                    --------       --------
               Net cash provided by (used in)
                financing activities                                 (39,365)        29,860
                                                                    --------       --------

               Net decrease in cash and cash equivalents             (31,361)        (3,286)

Cash and cash equivalents at beginning of period                     115,416         72,139
                                                                    --------       --------
Cash and cash equivalents at end of period                          $ 84,055       $ 68,853
                                                                    ========       ========

Supplemental disclosure of cash flow information
     Cash paid during the period for
          Interest                                                  $ 17,525       $ 15,613
          Income taxes                                                  (360)         1,063

Supplemental disclosure of noncash investing
and financing activities
          Real estate acquired in foreclosure or in
           settlement of loans                                      $  3,373       $  3,992



                 See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- COMPREHENSIVE INCOME

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

The components of other comprehensive income are as follows:

                                                Three months ended March 31,
                                                ----------------------------
                                                   2000            1999
                                                ------------    ------------

     Net income                                   $16,816          $22,601

     Other comprehensive income net
      unrealized gains (losses) on investment
      securities - available-for-sale                 119             (718)
                                                  -------          -------
     Comprehensive income                         $16,935          $21,883
                                                  =======          =======

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

FINANCIAL CONDITION

     Beal Financial Corporation ("Beal Financial" and with it's subsidiaries, the "Company"), the parent company of Beal Bank, ssb, (the "Bank") had total assets of $1.4 billion at both March 31, 2000 December 31, 1999. Cash and cash equivalents decreased $31.4 million, as the Bank maintained excess cash liquidity in anticipation of possible Year 2000 issues.

     Total liabilities likewise remained relatively unchanged at $1.2 billion at March 31, 2000 and December 31, 1999. A $53.8 million decrease in deposits and a $4.5 million decrease in senior notes, net, were primarily funded by the decrease in cash and cash equivalents and a $29.0 million increase in FHLB advances.

     Stockholders' equity increased $6.9 million or 3.85%, from $180.2 million at December 31, 1999 to $187.1 million at March 31, 2000. The increase was the result of $16.8 million in net income less dividends to stockholders of $10.0 million.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

     NET INCOME. For the three months ended March 31, 2000, net income of $16.8 million represented a decrease of $5.8 million, or 25.6% from the three months ended March 31, 1999. As discussed in more detail below, the decrease was primarily due to a decrease in net interest income of $6.0 million and a decrease in total noninterest income of $1.6 million, which was partially offset by a decrease in the provision for loan losses of $549,000 and a decrease in income taxes of $1.4 million.

     INTEREST INCOME. Interest income decreased $4.6 million, or 10.86%, from $42.2 million at March 31, 1999 to $37.6 million at March 31, 2000. The primary reason for the decrease was a decrease in purchase discount accretion of $3.1 million, and a decrease in interest income on loans, including fees of $1.1 million. The average balance of interest-earning assets increased $33.0 million during this period, as compared to the same period a year ago, primarily due to an increase in the average balance of loans receivable of $68.3 million, partially offset by a decrease in the average balance of investment securities, primarily mortgage-backed securities, of $18.1 million and a decrease in the average balance of interest-earning deposits of $17.0 million. The net interest spread decreased from 7.98% for the three months ended March 31, 1999, to 5.51% for the same period ended March 31, 2000, primarily due to a decrease in the yield on average earning assets from 13.43 to 11.51% for the three month periods ending March 31, 1999 and 2000, respectively. This decrease was due primarily to a decrease in the amount of purchased discount accretion taken in relation to the amount of loans outstanding, specifically one loan relationship prepaid during the first quarter of 1999 resulting in purchase discount of $2.1 million being taken into income during that quarter. Adding to the decrease was an increase in the yield on average interest-bearing liabilities from 5.45% to 6.00%.

     INTEREST EXPENSE. Interest expense increased $1.4 million, or 8.96%, from $15.9 million at March 31, 1999 to $17.3 million at March 31, 2000. The increase resulted primarily from an increase in the average rate paid on interest-bearing liabilities which increased from 5.45% at March 31, 1999 to 6.00% at March 31, 2000. The increase in the rate paid on average interest-bearing liabilities was due primarily to an increase in the yield on the average balance of certificate accounts from 5.11% at March 31, 1999 to 5.74% at March 31, 2000 and an increase in the rate paid on the average balance of FHLB advances from 4.87% to 5.88% for the same time period reflecting the general rise in interest rates. The average balance of interest bearing liabilities decreased by $11.6 million, from March 31, 1999 to March 31, 2000.

     PROVISION FOR LOAN LOSSES. The provision for loan losses is determined by management as an amount sufficient to maintain the allowance for loan losses at a level considered adequate to absorb future losses inherent in the loan portfolio in accordance with generally accepted accounting principles. The provision for loan losses decreased $549,000 to $624,000 for the three months ended March 31, 2000, as compared to $1.2 million for three months ended March 31, 1999.

     The Company establishes an allowance for loan losses based upon a systematic analysis of risk factors in the loan portfolio as well as a specific analysis of certain impaired loans. This analysis includes an evaluation of the Company's loan portfolio, past loan loss experience, current economic conditions, loan volume and growth, composition of the loan portfolio and other relevant factors. Management's analysis results in the establishment of allowance amounts by loan type based on allocations by asset classification. The allowance for loan losses as a percentage of net non-performing loans was 12.26% at March 31, 1999 as compared to 15.15% at March 31, 2000. Net non-performing loans decreased $37.9 million, from $114.1 million at March 31, 1999 to $76.2 million at March 31, 2000.

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

     NON-INTEREST INCOME. Total non-interest income decreased $1.6 million, or 42.49% to $2.1 million at March 31, 2000 from $3.7 million at March 31, 1999. The decrease was due primarily to a decrease in other operating income of $970,000, a decrease in other real estate operations, net of $387,000 and a decrease in gain on real estate transactions of $221,000. The decrease in other operating income is primarily the result of the Bank collecting on a deficiency in excess of $1.0 million in the first quarter of 1999.

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

     NON-INTEREST EXPENSE. Non-interest expense increased $159,000, or 3.36% to $4.9 million at March 31, 2000 from $4.7 million at March 31, 1999. The increase was primarily due to an increase in salaries and employee benefits of $170,000, offset by a decrease in SAIF deposit insurance premium of $96,000.

FEDERAL AND STATE TAXATION

     FEDERAL TAXATION. Beal Financial and all of its subsidiaries have elected Subchapter-S status for federal income tax purposes. Concurrent with the change to Subchapter-S status, Beal Financial and all subsidiaries changed their tax and fiscal year-ends to December 31, from their previous June 30 year-ends.

     Beal Financial generally will not be responsible to pay any federal taxes on its net income. The only exception will involve possible Subchapter-C tax liabilities on net built -in gains which the Company had as of January 1, 2000, which may have to be recognized during the 10 year period ending December 31, 2006. Recognition of built-in gains/losses are also subject to certain limitations. Approximately $300,000 of the tax expense for the three months ended March 31, 2000, related to tax on recognized built-in gains. It is not anticipated that the tax expenses related to recognized built-ins gains will be material in any given quarter. The future tax liability for the taxable earnings of Beal Financial will be the responsibility of the shareholders of Beal Financial. The Board of Directors of Beal Financial in February, 2000, declared and paid dividends to the shareholders, of $10.0 million. It is anticipated that future dividends to shareholders will be declared in an amount equal to at least their tax liability related to the earnings of Beal Financial.

     TEXAS STATE INCOME TAXATION. Beal Financial currently files Texas franchise tax returns. Texas imposes a franchise tax on the taxable income of savings institutions and other corporations. The franchise tax equals the greater of $2.50 per $1,000 of taxable capital apportioned to Texas, or $45.00 per $1,000 of net taxable earned surplus apportioned to Texas. Taxable earned surplus is the federal corporate taxable income of each company within the corporate group determined on a separate company basis with certain modifications. Franchise tax expense for the three months ended March 31, 2000 was $152,000, primarily relating to Texas franchise tax. During this same period however, the Company received a $270,000 refund of California state taxes which had the net effect of decreasing franchise tax expense by $118,000.

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

     Historically, the primary investing activity of the Company has been the purchase of discounted loans from various U.S. government agencies through the sealed bid process or auctions and from other private sellers. During the three month period ended March 31, 2000, the Company purchased $26.8 million of net loans, as compared to purchases of $123.2 million on for the same period ended last year. Loan originations for the three month period, ended March 31, 2000 totaled $64.6 million of which $50.5 has been funded, as compared to loan originations of $21.8 million for the same period last year.

     The Company's primary financing activity has historically been the attraction of deposits. During the three months ended March 31, 2000, the Company 's deposit levels remained virtually unchanged, decreasing only $53.8 million. The Company had senior notes, net, of $39.8 million and other borrowings of $7.2 million at March 31, 2000.

     The Company continues to have the ability to borrow additional funds from the FHLB by pledging assets as collateral, subject to certain restrictions. At March 31, 2000, the Company had an undrawn advance arrangement with the FHLB for $54.7 million.

     The Bank is required to maintain minimum levels of liquid assets as defined by the Texas Savings and Loan Department ("Texas Department"). Unless approved in advance by the Texas Department, a Texas savings bank is required to maintain a minimum of 10% of the previous quarters average deposits in liquid assets. At March 31, 2000, the Bank's liquidity ratio was 15.05%.

     The Company's most liquid asset is cash and cash equivalents. The level of cash equivalents is dependent on the Company's operating, financing, and investing activities during any given period. At March 31, 2000, the Company had cash and cash equivalents of $84.1 million.

     The Company anticipates that it will have sufficient funds available to meet its current foreseeable commitments. At March 31, 2000, the Company had one outstanding commitment to originate a loan for $12.5 million and no outstanding commitments to purchase loans. Certificates of deposit which are scheduled to mature in one year or less at March 31, 2000 totaled $736.0 million. Due to the Company's high interest rate spread, management has typically relied upon interest rate sensitive short-term deposits to fund its loan purchases. The Company believes the potential interest rate risk is acceptable in view of the Company's belief that it can maintain an acceptable net interest spread.

     At March 31, 2000, the Bank exceeded each of its three capital requirements and is considered well capitalized for regulatory purposes. The following is a summary of the Bank's regulatory capital position at March 31, 2000.

                                                      At March 31, 2000
                                           ----------------------------------------
                                                Required               Actual
                                           ------------------    ------------------
                                            Amount   Percent       Amount   Percent
                                           --------  --------    ---------  -------
                                                     (Dollars in Thousands)
Leverage capital........................   $ 70,288      5.0%    $219,985    15.6%
Tier 1 capital..........................     62,420      6.0      219,985    21.2
Total risk-based capital................    104,033     10.0      231,532    22.3


     The Bank recently submitted a new business plan for consideration by the Texas Savings and Loan Department. This plan reflects the Senior Notes being repaid upon maturity in the third quarter of 2000. In addition it anticipates loan growth of approximately $500.0 million in the third quarter of 2000 primarily through the expected purchase of a number of loan pools being offered by various third party sellers. The plan reflects Tier 1 capital remaining in excess of 9% during the three year period set forth in the plan. Until this plan is approved by the Texas Savings and Loan Department, the Bank operates under its current plan which generally anticipates a decline in total assets, absent the Bank being the successful bidder for additional bulk asset purchases; a continued improvement in the Bank's level of classified assets; the discontinuation of the Bank's foreign lending program; and the Bank maintaining a Tier 1 capital ratio of at least 10%. The Texas Department must be provided with prior written notice of any actions planned or anticipated that might reasonably be expected to result in a material deviation from the approved business plan. The Bank requested and received approval to deviate from its business plan during the last quarter of 1999 due to the bulk purchase of single family residential loans. Aside from this bulk loan purchase, the Bank is in compliance with the plan, as classified asset levels continue to improve, the Bank's Tier 1 capital level is significantly above 10% and the Bank discontinued its foreign lending program prior to October, 1999 when the plan was submitted.

IMPACT ON INFLATION AND CHANGING PRICES

     The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Nearly all the assets and liabilities of the Company's are financial, unlike most industrial companies. As a result, the Company's performance is directly impacted by changes in interest rates, which are indirectly influenced by inflationary expectations. Since the Company has historically placed more emphasis on increasing net interest margin rather than on matching the maturities of interest rate sensitive assets and liabilities, changes in interest rates may have a greater impact on the Company's financial condition and results of operations. Changes in investment rates do no necessarily move to the same extent as changes in the price of goods and services.

RATIOS OF EARNINGS TO FIXED CHARGES

     The Company's consolidated ratios of earnings to fixed charges for the three months ended March 31, 2000 are set forth below. Earnings used in computing the ratios shown consist of earnings from continuing operations before taxes and interest expense. Fixed charges, excluding interest on deposits, represent interest expense on borrowings. Fixed charges, including interest on deposits, represent all of the foregoing items plus interest on deposits. Interest expense (other than on deposits) includes interest on FHLB borrowings, the Senior Notes and other borrowed funds.

                                              For the Three Months Ended
                                                     March 31, 2000
                                              --------------------------

  Excluding interest on deposits...........              5.9:1
  Including interest on deposits...........              1.2:1


MARKET RISK

     The Company's estimated sensitivity to interest rate risk, as measured by the estimated interest earnings sensitivity profile and the interest sensitivity gap analysis, has not materially changed from the information disclosed in the Company's annual report on Form 10-K for the year ended December 31, 1999.

YEAR 2000

     No disruptions in systems, service to customers or operation of the Company were experienced as a result of the year 2000, referring to the date rollover from December 31, 1999 to January 1, 2000. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the computer programs used by the Company that have time-sensitive software could have recognized a date using "00" as the year 1900 rather that the year 2000. This could have resulted in system failure or miscalculations, had management not made the Year 2000 preparations disclosed previously in its filings with the Securities and Exchange Commission. The Company expensed all costs associated with its preparations for the Year 2000 which were immaterial.

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


                                            BEAL FINANCIAL CORPORATION
                                            Registrant


                                            /s/ D. Andrew Beal
Date: May 13, 2000                          -------------------------------
                                            D. Andrew Beal
                                            Chairman and President


                                            /s/ James W. Lewis, Jr.
Date: May 13, 2000                          -------------------------------
                                            James W. Lewis, Jr.
                                            Chief Accounting Officer