Form 10-Q
period 2000-06-30
BEAL FINANCIAL CORP
filed 2000-08-16
CIK 946482

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                 -----------------------------------------------

                                    FORM 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000
OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________to____________________

                         COMMISSION FILE NUMBER 33-93312

                           BEAL FINANCIAL CORPORATION
             (exact name of registrant as specified in its charter)

        Texas                                               75-2583551
(State of other jurisdiction of                          (I.R.S. Employer
incorporation of organization)                           Identification Number

Suite 300, LB 66, 15770 North Dallas Parkway, Dallas, Texas        75248
(Address of principal executive offices)                         (Zip code)

Registrant's telephone number, including area code:          (972) 404-4000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     As of June 30, 2000, there were 300,000 shares of the Registrant's common stock issued and outstanding.

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

PART II. OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . .. .13

         SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .14

                           BEAL FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                        (In thousands,except share data)



                                                             June 30,        December 31,
                                                               2000             1999
                                                           ------------     ------------
                                                            (Unaudited)
ASSETS
       Cash                                                 $      252        $      746
       Interest bearing deposits                                64,789           114,670
                                                           ------------       -----------

         CASH AND CASH EQUIVALENTS                              65,041           115,416

       Accrued interest receivable                              12,479            12,879
       Securities available for sale                           162,395            70,080

       Net loans receivable                                  1,197,396         1,128,753
           Less allowance for losses                           -10,280           -12,344
                                                           -----------        ----------
                                                             1,187,116        $1,116,409

       Federal Home Loan Bank stock                             12,115             9,670
       Real estate held for investment or sale                  84,930            93,166
       Premises and equipment, net                               5,375             5,520
       Other assets                                              6,714             6,766
                                                           -----------        ----------
         TOTAL ASSETS                                       $1,536,165        $1,429,906
                                                           ===========        ==========
LIABILITIES
       Deposit accounts                                     $1,104,831           993,289
       Federal Home Loan Bank advances                         170,000           191,000
       Senior notes, net                                        31,418            44,336
       Other borrowings                                          7,143             7,272
       Other liabilities                                        21,170            13,847
                                                            ----------        ----------
         TOTAL LIABILITIES                                   1,334,562         1,249,744

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
       Common stock, par value $1 per share
            authorized  375,000
            issued and outstanding    300,000                      300               300
       Paid-in capital                                           2,740             2,740
       Accumulated other comprehensive
            income                                               2,118              -443
       Retained earnings                                       256,445           237,565
                                                             ---------        ----------
                                                               261,603           240,162
       Stockholder note receivable                             -60,000           -60,000
                                                             ---------        ----------
         TOTAL STOCKHOLDERS' EQUITY                            201,603           180,162
                                                            ----------        ----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $1,536,165        $1,429,906
                                                            ==========        ==========


                 See notes to consolidated financial statements

                           BEAL FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                 (In thousands)



                                                Three Months Ended        Six Months Ended
                                                     June 30,                 June 30,
                                                ------------------       -----------------
                                                  2000      1999           2000     1999
                                                --------  --------       -------  --------
Interest Income:
       Loans, including fees                    $29,940   $39,827        $58,772   $69,773
       Purchased discount accretion               6,424    11,985         12,958    21,658
       Investment securities                      2,895     2,141          5,182     4,763
                                                -------   -------        -------   -------
            TOTAL INTEREST INCOME                39,259    53,953         76,912    96,194

Interest expense:
       Deposits                                  14,824    12,066         28,606    24,595
       Federal Home Loan Bank
            advances and other borrowings         2,728     1,406          4,675     2,696
       Senior notes                               1,385     2,042          2,931     4,077
                                                -------   -------        -------   -------
            TOTAL INTEREST EXPENSE               18,937    15,514         36,212    31,368
                                                -------   -------        -------   -------
             NET INTEREST INCOME                 20,322    38,439         40,700    64,826

Provision for loan losses                           962       742          1,586     1,915
                                                -------   -------        -------   -------
             NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES         19,360    37,697         39,114    62,911

Other income
       Gain on real estate transactions           3,985    10,739          4,874    11,849
       Other real estate operations, net          1,362     1,129          2,298     2,452
       Gain on sale of loans                        ---         9            ---         9
       Other operating income                     1,480       225          1,791     1,506
                                                -------   -------        -------   -------
            TOTAL NONINTEREST INCOME              6,827    12,102          8,963    15,816

Other expense
       Salaries and employee benefits             2,127     1,982          4,227     3,912
       Occupancy and equipment                      456       491          1,040     1,017
       SAIF deposit insurance premium                58       181            117       336
       Other operating expenses                   2,331     2,897          4,480     5,019
                                                -------   -------        -------   -------
            TOTAL NONINTEREST EXPENSES            4,972     5,551          9,864    10,284
                                                -------   -------        -------   -------
            INCOME BEFORE INCOME TAXES           21,215    44,248         38,213    68,443

       Income Taxes                                 651     2,110            833     3,704
                                                -------   -------        -------   -------
              NET INCOME                        $20,564   $42,138        $37,380   $64,739
                                                =======   =======        =======   =======
       Income per common share                   $68.55   $140.46        $124.60   $215.80

       Weighted average number of common
          shares outstanding                        300       300            300       300


                 See notes to consolidated financial statements

                          BEAL FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED
                                 (In thousands)

                                                             Six Months
                                                           ended June 30
                                                      -----------------------
                                                         2000         1999
                                                      ---------    ----------
OPERATING ACTIVITIES
  Net income                                          $  37,380    $  64,739

  Adjustments to reconcile net income to
     net cash provided by operating activities
       Depreciation and amortization                        926          965
       Accretion of purchased discount                  (12,958)     (21,658)
       Provision for loan losses                          1,586        1,915
       Amortization of bond premium and
         underwriting costs                                 469          411
       Gains on real estate transactions                 (4,874)     (11,849)
       Gain on sales of loans                               ---           (9)

  Changes in operating assets and liabilities
       Accrued interest receivable                          437       (2,323)
       Prepaid expenses and other assets                    (93)         853
       Accrued interest payable-bonds                      (621)         ---
       Other liabilities and accrued expenses             1,709        2,829
                                                       --------    ---------
       Net cash provided by operating activities         23,961       35,873

INVESTING ACTIVITIES
   Proceeds from:
        Sales of loans                                      ---         278
        Loan collections, less originations and
          advances                                       50,064     145,402
        Maturities of securities available for sale       4,735       9,344
        Sales of real estate                             11,109      19,729
   Purchases of:
        Loans and bid deposits on loan purchases        (99,675)   (148,066)
        Securities available for sale                   (94,272)        ---
        Federal Home Loan Bank stock                     (2,445)       (592)
        Real estate held for investment or sale          (2,554)     (1,584)
        Premises and equipment                             (226)       (459)
                                                      ---------    --------
        Net cash provided by (used in)
          investing activities                         (133,264)     24,052

FINANCING ACTIVITIES
       Net increase (decrease) in deposit accounts      111,542      31,811
       Prepayment of senior notes                       (12,985)        ---
       Repayments of long-term debt                        (129)       (170)
       Proceeds from (repayments of) advances from
          the Federal Home Loan Bank                    (21,000)     15,000
       Loan to shareholder                                  ---     (60,000)
       Cash dividends paid                              (18,500)    (18,500)
                                                      ---------   ---------
       Net cash provided by (used in)
         financing activities                            58,928     (31,859)
                                                      ---------   ---------
       Net increase (decrease) in cash and
         cash equivalents                               (50,375)     28,066

Cash and cash equivalents at beginning of period        115,416      72,139
                                                       --------   ---------
Cash and cash equivalents at end of period             $ 65,041   $ 100,205
                                                       ========   =========
Supplemental disclosure of cash flow information
       Cash paid during the period for
            Interest                                   $ 33,911   $  28,115
            Income taxes                                  1,816       3,969

Supplemental disclosure of noncash investing and
  financing activities Real estate acquired in
  foreclosure or in settlement of loans                $  4,828   $  15,416

                 See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A--COMPREHENSIVE INCOME

     Accounting principles generally require that recognized revenue,expenses, gains and losses be included in net income. Although certain changes in net assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate conponent of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

     The components of other comprehensive income are as follows:

                                                            Three months        Six months
                                                           ended June 30,      ended June 30,
                                                          ----------------    ----------------
                                                            2000    1999        2000     1999
                                                          -------  -------    -------   ------
                                                                     (In thousands)

       Net income                                         $20,564   $42,138   $37,380   $64,739

       Other comprehensive income net
          unrealized  gains (losses) on investment
          securities - available for sale                   2,442    -2,281     2,561    -2,999
                                                          -------   -------   -------   -------
       Comprehensive income                               $23,006   $39,857   $39,941   $61,740
                                                          =======   =======   =======   =======


NOTE B--SUBSEQUENT EVENT

     On August 3, 2000, the Company was notified that it was the winning bidder on a package of loans aggregating approximately $1.2 billion that were offered for sale by the U.S. Small Business Admninistration ("SBA"). The Company has entered into a contract with the SBA to purchase 26,167 performing, sub-performing, and non-performing loans at a discounted price. The loans were originated or guaranteed by the SBA under their disaster loan programs or business loan programs. Approximately $747.0 million of the loans are performing, $136.0 million are sub-performing and $309.0 million are non-performing. Approximately $898.0 million of the loans are secured by first liens or subordinated liens on commercial or residential real estate, approximately $197.0 million of the loans are secured by other commercial and consumer assets and loan balances of approximately $97.0 million are unsecured. Approximately $986.0 million of the loans are located in the U.S., $112.0 million in Guam, $82.0 million in the Virgin Islands and $12.0 million are in the Pacific Islands.

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

FINANCIAL CONDITION

     Beal Financial Corporation ("Beal Financial" and with it's subsidiaries, the "Company"), the parent company of Beal Bank, ssb, (the "Bank") had total assets of $1.5 billion at June 30, 2000, an increase of $106.3 million or 7.4%, from $1.4 billion at December 31, 1999. This increase was primarily due to $92.3 million increase in securities available for sale and a $68.6 million increase in net loans receivable. These increases were funded by a $50.4 million decrease in cash and cash equivalents of, and an increase in deposits

     Total liabilities increased $84.8 million or 6.8%, to $1.3 billion at June 30, 2000 from $1.2 billion at December 31, 1999 due primarily to a $111.5 million increase in deposits partially offset by a $21.0 million decrease in Federal Home Loan Bank Advances and a decrease of $12.9 million in Senior Notes, net..

     Stockholders' equity increased $21.4 million or 11.9%, from $180.2 million at December 31, 1999 to $201.6 million at June 30, 2000. The increase was the result of $37.4 million in net income and $2.5 million in unrealized gain on securities available for sale, less dividends to stockholders of $16.0 million.

SUBSEQUENT EVENT

     On August 3, 2000, the Company was notified that it was the winning bidder on a package of loans aggregating approximately $1.2 billion that were offered for sale by the U.S. Small Business Admninistration ("SBA"). The Company has entered into a contract with the SBA to purchase 26,167 performing, sub-performing, and non-performing loans at a discounted price. The loans were originated or guaranteed by the SBA under their disaster loan programs or business loan programs. . Approximately $747.0 million of the loans are performing, $136.0 million are sub-performing and $309.0 million are non-performing. Approximately $898.0 million of the loans are secured by first liens or subordinated liens on commercial or residential real estate, approximately $197.0 million of theloans are secured by other commercial and consumer assets and loan balances of approximately $97.0 million are unsecured. Approximately $986.0 million of the loans are located in the U.S., $112.0 million in Guam, $82.0 million in the Virgin Islands and $12.0 million are in the Pacific Islands.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

     NET INCOME. For the six months ended June 30, 2000, net income of $37.4 million represented a decrease of $27.4 million, or 42.3% from the six months ended June 30, 1999. As discussed in more detail below, the decrease was primarily due to a decrease in net interest income of $24.1 million and a decrease in total noninterest income of $6.9 million, which was partially offset by a decrease in income taxes of $2.9 million.

     INTEREST INCOME. Interest income decreased $19.3 million, or 20.0%, from $96.2 million at June 30, 1999 to $76.9 million at June 30, 2000. The primary reason for the decrease was a decrease in interest income on loans, including fees of $11.0 million, and a decrease in purchased discount accretion of $8.7 million. The average balance of interest-earning assets increased $60.9 million during this period, as compared to the same period a year ago, primarily due to an increase in the average balance of loans receivable of $69.9 million, and an increase in the average balance of investment securities, primarily mortgage-backed securities, of $4.7 million, partially offset by a decrease in the average balance of interest-earning deposits of $14.3 million. The net interest spread decreased from 9.8% for the six months ended June 30, 1999, to 5.3% for the same period ended June 30, 2000, primarily due to a decrease in the yield on average earning assets from 15.2% to 11.5% for the six month periods ending June 30, 1999 and 2000, respectively. This decrease was due primarily to $9.5 million of loan fees taken in relation to one loan during the second quarter of 1999. The decline in net interest spread also reflects an increase in the yield on average interest-bearing liabilities from 5.4% to 6.1% as a result of the general increase in market interest rates.

     INTEREST EXPENSE. Interest expense increased $4.8 million, or 15.4%, from $31.4 million at June 30, 1999 to $36.2 million at June 30, 2000. The increase resulted primarily from an increase in the average balance of interest-bearing liabilities of $22.2 million coupled with an increase in the rate paid on interest-bearing liabilities from 5.4% at June 30, 1999 to 6.1% at June 30, 2000. The increase in the average balance of interest bearing liabilities was due primarily to an increase in the average balance of FHLB advances of $43.3 million and an increase in the average balance of certificate accounts of $4.8 million. The increase in the rate paid on average interest-bearing liabilities was due primarily to an increase in the yield on the average balance of certificate accounts from 5.1% at June 30, 1999 to 5.9% at June 30, 2000 and an increase in the rate paid on the average balance of FHLB advances from 4.9% to 6.2% for the same time period reflecting the general rise in market interest rates.

     PROVISION FOR LOAN LOSSES. The provision for loan losses is determined by management as an amount sufficient to maintain the allowance for loan losses at a level considered adequate to absorb future losses inherent in the loan portfolio in accordance with generally accepted accounting principles. The provision for loan losses decreased $329,000 to $1.6 million for the six months ended June 30, 2000, as compared $1.9 million for six months ended June 30, 1999.

     The Company establishes an allowance for loan losses based upon a systematic analysis of risk factors in the loan portfolio as well as a specific analysis of certain impaired loans. This analysis includes an evaluation of the Company's loan portfolio, past loan loss experience, current economic conditions, loan volume and growth, composition of the loan portfolio and other relevant factors. Management's analysis results in the establishment of allowance amounts by loan type based on allocations by asset classification. The allowance for loan losses as a percentage of net non-performing loans was 15.1% at December 31, 1999 as compared to 13.1% at June 30, 2000. Net non-performing loans totalled $78.5 million at June 30, 2000.

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

     NON-INTEREST INCOME. Total non-interest income decreased $6.9 million, or 43.3% to $9.0 million at June 30, 2000 from $15.8 million at June 30, 1999. The decrease was due primarily to a decrease in gain on real estate transactions of $7.0 million.

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

     NON-INTEREST EXPENSE. Non-interest expense decreased $420,000, or 4.1% to $9.9 million at June 30, 2000 from $10.3 million at June 30, 1999. The decrease was due primarily to a decrease of $539,000 in other operating expenses and a decrease in SAIF deposit insurance premiums of $219,000 offset by an increase in salaries and employee benefits of $315,000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

     NET INCOME. For the three months ended June 30, 2000, net income of $20.6 million represented a decrease of $21.6 million, or 51.2% from the three months ended June 30, 1999. As discussed in more detail below, the decrease was primarily due to a decrease in net interest income of $18.1 million and a decrease in total non-interest income of $5.3 million, which was partially offset by a decrease in income taxes of $1.5 million and a decrease in noninterest expense of $579,000.

     INTEREST INCOME. Interest income decreased $14.7 million, or 27.2%, from $54.0 million at June 30, 1999 to $39.3 million at June 30, 2000. The primary reason for the decrease was a decrease in interest income on loans, including fees of $9.9 million, and a decrease in purchased discount accretion of $5.6 million. The average balance of interest-earning assets increased $88.9 million during this period, as compared to the same period a year ago, primarily due to an increase in the average balance of loans receivable of $71.8 million, and an increase in the average balance of investment securities, primarily mortgage-backed securities, of $27.5 million, partially offset by a decrease in the average balance of interest-earning deposits of $11.8 million. The net interest spread decreased from 11.6% for the three months ended June 30, 1999, to 5.1% for the same period ended June 30, 2000, primarily due to a decrease in the yield on average earning assets from 17.0% to 11.4% for the three month periods ending June 30, 1999 and 2000, respectively. This decrease was due primarily to $9.5 million of loan fees taken in relation to one loan during the second quarter of 1999. The decline in net interest spread also reflects an increase in the yield on average interest-bearing liabilities from 5.4% to 6.3% as a result of the general increase in market interest rates.

     INTEREST EXPENSE. Interest expense increased $3.4 million, or 22.1%, from $15.5 million at June 30, 1999 to $18.9 million at June 30, 2000. The increase resulted primarily from an increase in the average balance of interest-bearing liabilities of $56.0 million coupled with an increase in the rate paid on interest-bearing liabilities from 5.4% at June 30, 1999 to 6.3% at June 30, 2000. The increase in the average balance of interest bearing liabilities was due primarily to an increase in the average balance of FHLB advances of $57.4 million and an increase in the average balance of certificate accounts of $31.3 million. The increase in the rate paid on average interest-bearing liabilities was due primarily to an increase in the yield on the average balance of certificate accounts from 5.0% at June 30, 1999 to 6.1% at June 30, 2000 and an increase in the rate paid on the average balance of FHLB advances from 4.9% to 6.4% for the same time period, reflecting the general rise in market interest rates.

     PROVISION FOR LOAN LOSSES. The provision for loan losses is determined by management as an amount sufficient to maintain the allowance for loan losses at a level considered adequate to absorb future losses inherent in the loan portfolio in accordance with generally accepted accounting principles. The provision for loan loss expense increased $220,000 or 30.0% for the three months ended June 30, 2000 to $962,000 as compared $742,000 during the three months ended June 30, 1999.

     NON-INTEREST INCOME. Total non-interest income decreased $5.3 million, or 43.6% to $6.8 million at June 30, 2000 from $12.1 million at June 30, 1999. The decrease was due primarily to a decrease in gain on real estate transactions of $6.8 million partially offset by an increase in other operating income of $1.3 million.

     NON-INTEREST EXPENSE. Non-interest expense decreased $579,000, or 10.4% to $5.0 million at June 30, 2000 from $5.6 million at June 30, 1999. The decrease was due primarily to a decrease of $566,000 in other operating expenses and a decrease in SAIF deposit insurance premiums of $123,000 partially offset by an increase in salaries and employee benefits of $145,000.

FEDERAL AND STATE TAXATION

     FEDERAL TAXATION. Beal Financial and all of its subsidiaries have elected Subchapter-S status for federal income tax purposes. Concurrent with the change to Subchapter-S status, Beal Financial and all subsidiaries changed their tax and fiscal year-ends to December 31, from their previous June 30 year-ends.

     Beal Financial generally will not be responsible to pay any federal taxes on its net income. The only exception will involve possible Subchapter-C tax liabilities on net built-in gains which the Company had as of January 1, 2000, which may have to be recognized during the 10 year period ending December 31, 2006. Recognition of built-in gains/losses are also subject to certain limitations. Approximately $250,000 of the tax expense for the six months ended June 30, 2000, related to tax on recognized built-ins gains. It is not anticipated that the tax expenses related to recognized built-ins gains will be material in any given quarter.

     The future tax liability for the taxable earnings of Beal Financial will be the responsibility of the shareholders of Beal Financial. The Board of Directors of Beal Financial, declared and paid dividends to the shareholders, of $18.5 million in the first six months of 2000. It is anticipated that future dividends to shareholders will be declared in an amount equal to at least their tax liability related to the earnings of Beal Financial.

     TEXAS STATE INCOME TAXATION. Beal Financial currently files Texas franchise tax returns. Texas imposes a franchise tax on the taxable income of savings institutions and other corporations. The franchise tax equals the greater of $2.50 per $1,000 of taxable capital apportioned to Texas, or $45.00 per $1,000 of net taxable earned surplus apportioned to Texas. Taxable earned surplus is the federal corporate taxable income of each company within the corporate group determined on a separate company basis with certain modifications. Franchise tax expense for the six months ended June 30, 2000 was $553,000, primarily relating to Texas franchise tax. During this same period however, the Company received a $270,000 refund of California state taxes which had the net effect of decreasing franchise tax expense by $283,000.

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

     Historically, the primary investing activity of the Company has been the purchase of discounted loans from various U.S. government agencies through the sealed bid process or auctions and from other private sellers. During the three and six month periods ended June 30, 2000, the Company purchased $72.8 million and $99.6 million of net loans, respectively, as compared to purchases of $24.9 million and $148.1 million of net loans for the same periods ended last year. Loan originations for the three and six month periods, ended June 30, 2000 totaled $58.2 million and $108.7 million, respectively as compared to loan originations of $34.7 million and $56.5 million for the same periods last year.

     The Company's primary financing activity has historically been the attraction of deposits. During the six months ended June 30, 2000, the Company's deposit levels increased $111.5 million. The Company had senior notes, net, of $31.4 million and other borrowings of $7.1 million at June 30, 2000.

     The Company continues to have the ability to borrow additional funds from the FHLB by pledging assets as collateral, subject to certain restrictions. At June 30, 2000, the Company had an undrawn advance arrangement with the FHLB for $175.5 million.

     The Bank is required to maintain minimum levels of liquid assets as defined by the Texas Savings and Loan Department ("Texas Department"). Unless approved in advance by the Texas Department, a Texas savings bank is required to maintain a minimum of 10% of the previous quarters average deposits in liquid assets. At June 30, 2000, the Bank's liquidity ratio was 23.1%.

     The Company's most liquid asset is cash and cash equivalents. The level of cash equivalents is dependent on the Company's operating, financing, and investing activities during any given period. At June 30, 2000, the Company had cash and cash equivalents of $65.0 million.

     The Company anticipates that it will have sufficient funds available to meet its current foreseeable commitments. At June 30, 2000, the Company had no outstanding commitment to originate or purchase loans. Certificates of deposit that are scheduled to mature in one year or less at June 30, 2000 totaled $911.8 million. Due to the Company's high interest rate spread, management has typically relied upon interest rate sensitive short-term deposits to fund its loan purchases. The Company believes the potential interest rate risk is acceptable in view of the Company's belief that it can maintain an acceptable net interest spread.

     At June 30, 2000, the Bank exceeded each of its six capital requirements and is considered well capitalized for regulatory purposes. The following is a summary of the Bank's regulatory capital position at June 30, 2000.

                                          AT JUNE 30, 2000
                             ----------------------------------------
                                   REQUIRED             ACTUAL
                             ----------------------------------------
                               AMOUNT   PERCENT     AMOUNT   PERCENT
                             ---------  -------   --------   --------
                                       (Dollars in Thousands)

Leverage capital.............$  76,694   5.0%     $223,939    14.6%
Tier 1 capital...............   64,756   6.0       223,939    20.8
Total risk-based capital.....  107,927  10.0       234,219    21.7


     The Bank submitted a new business plan during the second quarter of this year to the Texas Savings and Loan Department which was approved This plan reflects the Senior Notes being repaid upon maturity in the third quarter of 2000. In addition it anticipated the loan growth achieved in the third quarter of 2000 through the $1.2 billion bulk loan purchase described above. The plan reflects Tier 1 capital remaining in excess of 9% during the three-year period set forth in the plan. Reflecting the purchase of the SBA loans and the dividend for the repayment of the Senior Notes, the Bank is in compliance with the business plan subsequent to June 30, 2000.

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

RATIOS OF EARNINGS TO FIXED CHARGES

     The Company's consolidated ratios of earnings to fixed charges for the six months ended June 30, 2000 are set forth below. Earnings used in computing the ratios shown consist of earnings from continuing operations before taxes and interest expense. Fixed charges, excluding interest on deposits, represent interest expense on borrowings. Fixed charges, including interest on deposits, represent all of the foregoing items plus interest on deposits. Interest expense (other than on deposits) includes interest on FHLB borrowings, the Senior Notes and other borrowed funds.

                                             For the Six Months Ended
                                                  JUNE 30, 2000
                                             ------------------------


         Excluding interest on deposits...........  6.0:1
         Including interest on deposits...........  1.3:1


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



Date: August 14, 2000                       /s/ D. Andrew Beal
      --------------------                  ------------------------------------
                                            D. Andrew Beal
                                            Chairman and President




Date: August 14, 2000                       /s/ James W. Lewis, Jr.
      --------------------                  ------------------------------------
                                            James W. Lewis, Jr.
                                            Chief Accounting Officer